Form 10-Q
period 1999-03-31
CHEAP TICKETS INC
filed 1999-05-14
CIK 1076411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                       Commission file number:  000-25279


                              CHEAP TICKETS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                  99-0338363
      --------------------------------------------------------------------
   (State or other jurisdiction                             (I.R.S. Employer
        of incorporation)                                  Identification No.)


         1440 Kapiolani Blvd., Honolulu, Hawaii                   96814
         --------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


                                 (808) 945-7439
                                 --------------
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

As of April 15, 1999, the Registrant had 20,943,051 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          - Balance sheets at December 31, 1998 and March 31, 1999

          - Statements of operations for the three months ended
            March 31, 1998 and 1999

          - Statements of cash flows for the three months ended
            March 31, 1998 and 1999

          - Notes to financial statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative
          Disclosure regarding Market Risk

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES

                                    PART I
                            FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                              CHEAP TICKETS, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)

                                                          December 31, 1998      March 31, 1999
                                                          -----------------     ----------------
                                                                                   (unaudited)
                      Assets

Current Assets:
   Cash and cash equivalents                                $        2,974   $       51,634
   Marketable securities                                             4,935            4,994
   Trade accounts and other receivables                                924            4,329
   Ticket inventories                                                  286              174
   Other current assets                                                726              881
                                                            ---------------  ---------------
         Total current assets                                        9,845           62,012
Property and equipment, net                                          2,999            4,404
Other assets                                                           381              479
                                                            ---------------  ---------------
                                                            $       13,225   $       66,895
                                                            ===============  ===============

       Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                         $        4,681   $       10,164
   Accrued salaries                                                    399              778
   Accrued vacation                                                    421              476
   Accrued expenses and other liabilities                              222              285
   Current installments of long-term debt                              221              375
   Current installments of capital lease obligations                   288              654
   Deferred revenue, current                                             0              400
   Income taxes payable                                                140              645
                                                            ---------------  ---------------
         Total current liabilities                                   6,372           13,777
Long-term debt, excluding current installments                         586              580
Capital lease obligations, excluding current installments              652            1,585
Deferred revenue, noncurrent                                             0            1,500
Other noncurrent liabilities                                            94               99
                                                            ---------------  ---------------
         Total liabilities                                           7,704           17,541
                                                           ---------------- ----------------

Mandatorily redeemable cumulative preferred stock, $1 par value
  (aggregate involuntary liquidation preference of $4,250,
  plus unpaid cumulative dividends).  Issued and outstanding
  425 shares at December 31, 1998 and none at
  March 31, 1999 (Note 3).                                           4,136                0
                                                           ---------------- ----------------

Stockholders' Equity:
     Common Stock, $.001 par value.  Authorized 70,000 shares;
     issued and outstanding 14,474 shares at December 31, 1998
     and 20,943 shares at March 31, 1999 (Note 4)                       10               21
   Additional paid-in capital                                        1,247           48,900
   Unearned compensation                                              (696)            (658)
   Retained earnings                                                   824            1,091
                                                            ---------------  ---------------
         Total stockholders' equity                                  1,385           49,354
                                                            ---------------  ---------------
                                                              $     13,225     $     66,895
                                                           ================  ===============

                              CHEAP TICKETS, INC.
                           STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                              Three months ended March 31,
                                            --------------------------------
                                                  1998              1999

Non-published fares                          $    30,449        $   55,962
Published fare commissions and bonuses             1,949             4,567
                                             -------------      ------------
    Net revenues                                  32,398            60,529

Cost of sales                                     25,959            47,852
                                             -------------      ------------

Gross profit                                       6,439            12,677

Selling, general and administrative expenses       6,430            11,157
                                             -------------      ------------
Net operating income                                   9             1,520

Other income (deductions):
Interest income                                       68               145
Interest expense                                     (38)              (36)
Other, net                                             5                15
                                             -------------      ------------

Earnings before income taxes                          44             1,644
Income taxes                                          18               674
                                             -------------      ------------
Net earnings                                          26               970
Preferred dividends                                  (85)              (79)
Accretion of mandatorily redeemable
   cumulative preferred stock discount               (44)              (37)
Redemption of mandatorily redeemable
   cumulative preferred stock                          -              (587)
                                             -------------      ------------
Income (loss) available to common shares     $      (103)       $      267
                                             =============      ============
Basic earnings (loss) per common share       $     (0.01)       $     0.02
                                             =============      ============
Average common shares outstanding                 14,847            15,082
                                             =============      ============
Diluted earnings (loss) per common share     $     (0.01)       $     0.01
                                             =============      ============
Average diluted common shares outstanding         17,817            18,504
                                             =============      ============

                              CHEAP TICKETS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                            Additional                                   Total
                                                 Common     Paid-In        Unearned         Retained     Stockholders'
                                                 Stock      Capital        Compensation     Earnings     Equity
                                                --------   ------------   --------------   ----------   --------------
Balance, December 31, 1998                       $ 10       $ 1,247         $ (696)          $  824       $ 1,385

Net earnings                                       -             -              -               970           970

14-for-1 common stock split                         4            (4)            -                -             -

Accretion to mandatorily redeemable
  cumulative preferred stock redemption price      -             -              -              <37>           <37>

Accrual of dividends on mandatorily
  redeemable preferred stock                       -             -              -              (79)           (79)

Redemption of mandatorily redeemable
  cumulative preferred stock                       -             -              -             (587)          (587)

Exercise of common stock warrants                   3            (1)            -               -               2

Sale of common stock under public offering,
  net of expenses                                   4        47,660             -               -          47,664

Amortization and forfeiture of stock option
  compensation                                     -             (2)            38              -              36
                                                 ----       -------         ------          ------        -------
Balance, March 31, 1999                          $ 21       $48,900         $ (658)         $1,091        $49,354
                                                 ====       =======         ======          ======        =======


                              CHEAP TICKETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)




                                                                                  Three months ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                 1998             1999
Cash flows from operating activities:
    Net earnings                                                               $     26         $    970
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                               135              250
        Stock option compensation                                                     5               36
        Amortization of discount on marketable securities                            -               (59)
        Changes in operating assets and liabilities                               3,344            4,388
                                                                               --------         --------
            Net cash provided by operating activities                             3,510            5,585
                                                                               --------         --------

Cash flows from investing activities:
    Capital expenditures                                                           (120)            (257)
                                                                               --------         --------
            Net cash used in investing activities                                  (120)            (257)
                                                                               --------         --------

Cash flows from financing activities:
    Redemption of mandatorily redeemable cumulative preferred stock                  -            (4,838)
    Proceeds from issuance of common stock, net of expenses paid                     -            48,119
    Proceeds from issuance of long-term debt                                        307              236
    Principal payments on long-term debt                                            (13)             (88)
    Principal payments on capital lease obligations                                 (33)             (97)
                                                                               --------         --------
            Net cash provided by financing activities                               261           43,332
                                                                               --------         --------
            Net increase in cash and cash equivalents                             3,651           48,660
Cash and cash equivalents at beginning of period                                  6,254            2,974
                                                                               --------         --------
Cash and cash equivalents at end of period                                     $  9,905         $ 51,634
                                                                               ========         ========

Supplemental cash flow information:
    Noncash investing and financing activities:
    Acquisitions of new equipment through capital leases                       $      -          $ 1,396
    Accrued and unpaid dividends on mandatorily redeemable
    cumulative preferred stock                                                       85                -

                              CHEAP TICKETS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited financial statements of Cheap Tickets, Inc. ("Cheap Tickets") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in Cheap Tickets' Registration Statement on Form S-1 filed with the Securities and Exchange Commission, which became effective on March 18, 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results expected for the full fiscal year or for any future period.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation allowance for deferred tax assets and the allowance for doubtful receivables. Management believes that such provisions and allowances have been appropriately determined in accordance with generally accepted accounting principles.

Revenue Recognition

     Revenues consist of non-published fares, commissions and overrides on published fares, and volume bonuses from a travel service network. Non-published fares are fares that are bought by Cheap Tickets under negotiated net fare contracts from various airline carriers and other travel service providers and resold to consumers at fares determined by Cheap Tickets generally at a significant discount off published fares. Cheap Tickets also sells travel services at regular published fares and earns a commission on such sales.

     Cheap Tickets recognizes revenues and commissions when earned, which is at the time the reservation is ticketed and payment is received. Such revenues are reported net of an allowance for cancellations and refunds. Due to the restrictive nature of Cheap Tickets' sales, which are generally noncancelable and nonrefundable, cancellations and refunds are not significant.

     Volume bonus and override revenues are recognized at the end of each monthly or quarterly measurement period if the specified target has been achieved.

New Pronouncements

       Effective January 1, 1999, Cheap Tickets implemented Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA). The implementation did not have a material effect on the financial statements.

2.  Net Income (Loss) Per Share

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share data).

                                                               Income                    Shares                 Per Share
Three months ended March 31,                                  (Numerator)               (Denominator)           Amount
                                                              ------------              --------------          ----------
1998:
Basic
   Loss available to common shares                            $     (103)                     14,847            $   (0.01)
                                                                                                                =========

Effect of dilutive securities                                          -
   Common stock warrants                                                                       2,970

Diluted
                                                              ----------                ------------
   Net loss and assumed conversions                           $     (103)                     17,817            $   (0.01)
                                                              ==========                ============            =========

1999:
Basic
   Income available to common shares                          $      267                      15,082            $    0.02
                                                                                                                =========
Effect of dilutive securities
   Common stock warrants                                                                       2,672
   Stock options, including overallotment to
     underwriters under initial public offering                                                  750

Diluted                                                         --------                ------------
   Net income and assumed conversions                           $    267                      18,504            $    0.01
                                                                ========                ============            =========

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.



3.   Mandatorily Redeemable Cumulative Preferred Stock

     In July 1997, Cheap Tickets issued and sold 425,000 shares of mandatorily redeemable cumulative preferred stock, with detachable warrants to purchase an aggregate of 2,969,456 shares of common stock of Cheap Tickets at an aggregate exercise price of $2,121. Investors paid total consideration of $4,250,000 for the preferred stock and warrants.

     Net proceeds to Cheap Tickets of $3,875,482 (after reflecting transaction costs of $374,518), were allocated $510,652 to the warrants (recorded as additional paid in capital) and $3,364,830 to the preferred stock. The value attributable to the warrants was recorded as additional paid-in capital. The $510,652 attributed to the warrants and the transaction costs of $374,518 were being accreted by periodic charges to retained earnings. At December 31, 1998, the cumulative accretion amounted to $261,198 and unamortized accretion was $623,972.

     By its terms, the preferred stock was required to be redeemed at the time of an initial public offering of Cheap Tickets. The initial public offering of Cheap Tickets occurred on March 19, 1999. The redemption price was equal to its price of issuance, $4,250,000, plus accrued dividends of $589,000 at March 24, 1999, the date of redemption. Unamortized accretion of approximately $587,000 on March 24, 1999 was charged against retained earnings. Coincident with the redemption of the preferred stock, the warrants were exercised and 2,969,375 shares were issued in a cashless exercise.

4.  Stockholder's Equity

Common Stock

     In February 1999, Cheap Tickets increased its authorized common stock from 5,000,000 shares at $.01 par value to 70,000,000 shares at $.001 par value. Cheap Tickets also effected a 14-for-one stock split. In these statements, all per share accounts have been restated to reflect the stock splits.

Initial Public Offering

     On March 19, 1999 Cheap Tickets completed an initial public offering of it's common stock in which 3,500,000 shares were issued at an offering price of $15 per share. The offering raised $47.7 million after underwriting discounts and other related costs of issuance. Concurrently with the issuance of 3,500,000 shares in the offering, warrants for 2,969,375 shares that were exercised. The total number of shares of common stock outstanding at March 31, 1999 was 20,943,051.

     In connection with the initial public offering, the underwriters had the option to purchase an additional 525,000 shares of common stock. They exercised this option on April 19, 1999. Net proceeds to Cheap Tickets were $7.3 million after underwriting discounts and other costs of issuance. The common stock outstanding after this transaction amounted to 21,468,051.

Preferred Stock

     In February 1999, the authorized preferred stock of Cheap Tickets, Inc. was increased from 5,000,000 shares at $1 par value to 10,000,000 shares at $.01 par value. The Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences.

5.   Stock Option Plans

     Cheap Tickets' 1997 Stock Option Plan provided for the issuance of up to 1,979,642 shares of common stock. In 1998, Cheap Tickets granted options to purchase up to 728,000 shares of common stock under the 1997 Stock Option Plan. The weighted-average grant date fair value of options granted in 1998 was $1.30. The estimated compensation cost for these options amounted to $722,600 at the grant dates. Stock option expense included in selling, general and administrative expenses, was $26,325 for the year ended December 31, 1998 and $36,919 for the quarter ended March 31, 1999. Compensation costs of $657,720 will be amortized over the future vesting periods of the options. The granted options have a five-year vesting period. Options outstanding at March 31, 1999 after forfeitures of $33,600 and additions of $13,000 in the first quarter were 707,400. No further options will be granted under the 1997 Stock Option Plan.

     The Cheap Tickets' 1999 Stock Incentive Plan was adopted by the Board of Directors in February 1999 and approved by the Cheap Tickets stockholders prior to the initial public offering. All future grants will be made under the 1999 Stock Incentive Plan. Under the 1999 Stock Incentive Plan, 1,260,000 shares of common stock plus an annual increase to be added on the first day of Cheap Ticket's fiscal year beginning in 2000 equal to two percent of the number of shares outstanding as of such date or a lesser number of shares determined by the plan administrator of the 1999 Stock Incentive Plan are reserved for issuance under the 1999 Stock Incentive Plan. Under the 1999 Stock Incentive Plan the exercise price must be at least equal to the fair market value of the common stock on the date of grant, and the term of the option must not exceed ten years. For all optionees holding less than 10% of the voting power of all classes of Cheap Tickets outstanding capital stock an exercise price equal to fair market value at date of grant will not create any requirement for excess compensation charges.

     Pursuant to the 1999 Stock Incentive Plan, the Board of Directors has adopted the 1999 non-employee Director Option Program. Under the 1999 Stock Incentive Plan, each non-employee director appointed to the Board will receive an option to acquire 1,500 shares of common stock at an exercise price per share equal to the then fair market value of the common stock at the date of grant. The four non-employee directors on the Cheap Tickets Board each received an option to purchase up to 1,500 shares of common stock on March 19, 1999 at an exercise price of $15 per share. These options to purchase up to 6,000 shares in the aggregate were the only options granted at March 31, 1999 under the 1999 Stock Incentive Plan.

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Overview

     Cheap Tickets is principally engaged in the sale of discount tickets for domestic leisure air travel. A majority of its gross bookings have historically come from the sale of non-published fares, which Cheap Tickets acquires from airlines and resells to the public at a profit. Cheap Tickets purchases non-published fares only when it resells them to customers so that it has no inventory carrying costs. On these fares, Cheap Tickets sets its resale prices to meet the demands of leisure travelers who are looking for the lowest price. Cheap Tickets also sells published fares for which it receives commissions from the airlines. Sales of non-published fares generally carry higher margins as a percentage of gross bookings than commissions on published fare bookings.

     Cheap Tickets' revenues have been generated by ticket sales through its four call centers, its internet site at www.cheaptickets.com, and, to a lesser
                                        --------------------
extent, through 12 walk-in retail stores. At March 31, 1999 Cheap Tickets had over 750,000 registered online users, with over 332,000 registering in the three months ended March 31, 1999. Internet gross bookings in the first three months of 1999 accounted for 22% of total gross bookings and 19% of net revenues, compared with 15% of gross bookings and 12% of net revenues in the fourth quarter of 1998.

     Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. The difference between gross bookings and revenues as reported in Cheap Tickets' statement of operations derives solely from the difference in revenue treatment accorded to sales of published fares. With respect to published fares, Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of such fares. Gross bookings represents the retail value of the sales of published fares. With respect to non-published fares, revenues as reported in Cheap Tickets statement of operations is equivalent to gross bookings, which is the retail value of such fares. Gross bookings are not required by generally accepted accounting principles and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and period-to-period changes in such information provide a useful measure of market acceptance of Cheap Tickets' products.

     Net revenues consist of sales of non-published fares and commissions. Net revenues from sales of non-published fares represent revenues from the sale of tickets purchased from the airlines. Cheap Tickets' cost of sales consists of the net fare cost paid to carriers to purchase non-published fares. Commissions are earned primarily on published air fares sold and include incentive overrides and certain other payments based on the volume of transactions.

     Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the three months ended March 31, 1999, approximately 99% of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products.

     Cheap Tickets' selling, general and administrative expenses include all operating and corporate expenses. Major categories include compensation, advertising, communications, credit card bank fees, occupancy and delivery costs. Selling general and administrative expenses also include compensation charges related to the issuance of stock options.

Results of Operations for the

Three months ended March 31, 1999 and March 31, 1998

     Net Revenues.   Net revenues for the three months ended March 31, 1999 were the highest of any quarter in Cheap Tickets' history. Better than expected demand for leisure travel, improving recognition of the Cheap Tickets brand name, a record quarter in bookings on the Internet, and sales in this quarter from one call center not open in the first three months of 1998 were all contributing factors to the quarter's success.

     Net revenues for the quarter ended March 31, 1999 increased 86.8%, from $32.4 to $60.5 million, an increase of $28.1 million. By category of net revenues, non-published fares increased 83.8%, from $30.4 to $56.0 million, an increase of $25.6 million, and commissions from published fares including incentive overrides and certain other payments based on volume of transactions increased 134.3%, from $1.9 million to $4.6 million, or an increase of $2.7 million. The increase in commissions of $2.7 million was primarily attributable to an increase of approximately $1.7 million in volume bonuses and also reflected an increase of 51.4%, from $22.3 million to $33.8 million, in gross bookings of published fares.

     Cheap Tickets' net revenues through call centers and retail operations increased 51.2%, from $31.0 million to $46.9 million, an increase of $15.9 million. A fourth call center not open in the first quarter of 1998 accounted for $10.0 million of the $15.9 million increase. Net revenues through the Internet increased nearly tenfold, from $1.2 million to $11.8 million, an increase of $10.6 million. Internet revenues accounted for 19% of total net revenues in the first quarter of 1999, compared with 4% in the same period last year. Approximately $1.7 million of the $28.1 million in increased net revenues was attributable to volume bonuses, which have not been allocated between call centers and the Internet.

     Gross Profit. Gross profit for the quarter ended March 31, 1999 increased 96.9%, from $6.4 to $12.7 million, an increase of $6.2 million. The increased margin was attributable to a positive volume variance on both non-published and published fares of $4.6 million and increases in overrides and other volume based fees of $1.7 million. As a percentage of net revenues, gross profit increased from 19.9% to 20.9%. The change in percent was primarily attributable to an increase in commissions as a percentage of net revenues from 6.0% to 7.5%. Such increases are directly reflected in increased gross profit margins because commissions are recorded as net revenues without any accompanying cost. These factors were partially offset by a decrease in gross margins of 0.4 percentage points on non-published fares.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased 73.5%, from $6.5 million to $11.2 million, an increase of $4.7 million, and decreased as a percentage of net revenues from 19.9% to 18.4%.

     The major components of the increase were compensation, advertising, credit card and bank fees, and outside services. The increase in advertising costs was primarily due to brand building and to increase Internet awareness. Increased compensation costs reflected the addition of a fourth call center in the second quarter of 1998, as well as increased staffing in the other call centers and supporting departments. Credit card and bank fees reflect an increased percentage of tickets sold by mail, which carry a higher interchange rate than that charged for walk-in retail sales. The costs of outside services included consultants fees related to the implementation of integrated voice response and intelligent call routing systems to increase reservation agents' productivity.

     Beginning in the second quarter of 1998, Cheap Tickets granted stock options to employees to purchase up to an aggregate of 728,000 shares of Cheap Tickets' common stock, of which 660,800 had an exercise price of $0.18 per share and 67,200 had an exercise price of $1.57 per share. Total compensation associated with these options amounted to $722,600, which was recorded as deferred compensation, most of which was scheduled to be amortized as compensation expense over the five-year term of the options. In the year ended December 31, 1998, deferred compensation of $26,325 was charged to operations. At the closing of Cheap Tickets' initial public offering on March 19, 1999, an additional $1,062 was charged, at which time 140,000 options vested by their terms. In the three months ended March 31, 1999, deferred compensation charges amounted to $36,919, compared with none in the first three months of 1998.

     Net Earnings (Loss). Cheap Tickets had net earnings for the three months ended March 31, 1999 of $970,000, compared with net earnings of $26,000 for the three months ended March 31, 1998. The increase in net earnings was attributable to increased net revenues, a higher gross profit margin, and a decrease in selling, general and administrative expenses as a percentage of net revenues from 19.8% to 18.4%.

Seasonality

     Cheap Tickets' business is seasonal due primarily to customers' leisure travel patterns and changes in the availability of non-published fares. As a result, Cheap Tickets typically has higher sales and gross profit in the second and third quarters and lower sales and gross profit in the fourth quarter. During periods of high-volume air travel, such as occur in the fourth quarter of each year, Cheap Tickets historically has had access to fewer non-published fares, and such fares on certain major routes may be blacked out or otherwise unavailable. Online gross bookings may also tend to be seasonal and may decline or grow less rapidly in the summer months. The seasonal sales cycle is fairly predictable, but the cycle may shift year-to-year, corresponding to changes in the economy or other factors affecting the market such as price wars. This could lead to unusual volatility in revenues and earnings.

Liquidity and Capital Resources

     The most significant factor in the generation of cash during the three months ended March 31, 1999 was the initial public offering of 3,500,000 shares of Cheap Tickets' common stock. Net proceeds from the offering of $47.7 million after reduction for underwriters fees and other costs of issuance, less the expenditure of $4.8 million to redeem mandatorily redeemable preferred stock and pay accumulated dividends thereon, produced a net increase in funds of $42.8 million.

     During 1999, Cheap Tickets intends to use approximately $9 million of the proceeds from the initial public offering for advertising and brand development expenditures and approximately $9 million for development of Cheap Tickets' technological infrastructure in order to support growth. The balance of the remaining proceeds will be used for general corporate purposes, including working capital, and to fund additional advertising and brand development expenditures and technological infrastructure. Cheap Tickets may apply an undetermined amount of the proceeds toward the acquisition of complementary businesses. Cheap Tickets has no agreements or understandings with respect to any such acquisition. Management retains broad discretion as to the allocation of the use of proceeds from the initial public offering. Pending application, the net proceeds will continue to be invested in short-term investment grade, interest-bearing obligations.

     During the three months ended March 31, 1999, cash generated from operations was $5.6 million compared with $3.5 million generated in the three months ended March 31, 1998. For the first three months of 1999, cash generated from operating activities was comprised principally of increases in accounts payable of $5.5 million, partially offset by net increases in other operating assets of $1.1 million, and of net earnings plus depreciation of $1.2 million. For the first three months of 1998, cash generated from operating activities was comprised principally of net changes in working capital and other accounts of $3.3 million and net earnings plus depreciation of $161,000.

     After all other account balance changes there was a net increase in cash of $48.7 million in the three months ended March 31, 1999.

     At March 31, 1999 Cheap Tickets had on hand cash and cash equivalents of $51.6 million and marketable securities of $5.0 million. Cheap Tickets net working capital was $48.2 million. Trade accounts receivable were $4.3 million and accounts payable primarily for payment of airline tickets purchased for sale were $10.2 million. Both were current according to terms. Cheap Tickets had long-term debt outstanding of $2.2 million net of current installments. Of this amount, $1.6 million was capital lease obligations and $580,000 was in notes payable, which was principally a mortgage on one of the call centers. Cheap Tickets has available a $3.0 million credit facility with a bank expiring on December 5, 1999. This facility accrues interest at either: 1) the bank's base rate; or 2) LIBOR plus an applicable margin. There were no drawdowns against this facility at March 31, 1999.

Year 2000 Compliance

Overview

     Cheap Tickets is taking steps to address potential Year 2000 problems. Cheap Tickets has formed a project team from its systems and technology, finance, telecom and operations departments. The project team is responsible for implementing the following four-phase process: (1) identifying the computer systems and products affected; (2) contacting vendors and suppliers; (3) determining the Year 2000 compliance status of each system and product; and (4) implementing any necessary changes. Although Cheap Tickets does not currently expect the impact of the Year 2000 issue will be material to systems still under evaluation, Cheap Tickets could discover (or fail to discover) Year 2000 issues in the course of its evaluation process that would have a material and adverse effect on Cheap Tickets' business, results of operations or financial condition if not properly addressed.

     Cheap Tickets currently has three types of computer systems or programs which may be affected. They include: (a) reservations database systems, (b) PC/LAN systems and (c) non-informational technology systems. The reservations database systems involve the computer programs and products responsible for airline, cruise, car and hotel reservations and other transactional systems. PC/LAN systems include Cheap Tickets' personal computer network systems. Non-informational technology systems include systems or hardware containing embedded technology such as micro controllers. Cheap Tickets has completed phases one and two on these systems and is currently in the process of completing phase three.

     In addition, Cheap Tickets has already completed all four phases for several of its systems including SABRE reservations, TravelBase Accounting, Payroll, Credit Card Processing Software and Credit Card Processor. Other critical component systems, such as PC/LAN Hardware, PC/LAN Software and Telecommunications Systems are in the process of having necessary changes made to be Year 2000 compliant. Management anticipates that it will complete phase four for all of Cheap Tickets' significant computer systems by the end of the second quarter of 1999. If the systems material to Cheap Tickets' operations have not been made Year 2000 compliant upon completion of phases three and four, the Year 2000 issue could have a material and adverse effect on Cheap Tickets' business, results of operations and financial condition.

     Reservation Database Systems. The main supplier of the Cheap Tickets' reservation database systems is SABRE. Currently, over 90% of Cheap Tickets' computing transactions are processed through the SABRE systems. This includes transactions involving airline reservations, booking, ticketing, car and hotel rentals, cruises and accounting. SABRE has advised Cheap Tickets that it has a Year 2000 implementation plan in place. Further, SABRE has advised Cheap Tickets that it has already resolved Year 2000 issues for its main computer system--the airlines reservations system. Cheap Tickets intends to implement all changes required by SABRE for Cheap Tickets to be Year 2000 compliant by the end of the second quarter of 1999. There can be no assurances that SABRE will be Year 2000 compliant and that the impact of SABRE's non-compliance, if any, would not be material.

     PC/LAN Systems. Cheap Tickets is currently in the process of replacing all of its PC/LAN computing systems with a completion date scheduled for the second quarter of 1999. All the new PC/LAN systems being installed, including hardware, software, applications and operating systems, have been represented by their vendors to be Year 2000 compliant. Cheap Tickets believes that any systems that it has not yet replaced do not present any Year 2000 concerns because, to Cheap Tickets' knowledge, these systems already are Year 2000 compliant or will have Year 2000 upgrades available beginning in the first quarter of 1999. In addition, Cheap Tickets is currently requiring that any new systems it purchases meet Year 2000 compliance requirements. There can be no assurances that such PC/LAN computing systems will be Year 2000 compliant and that the impact of such non-compliance, if any, would not be material.

     Non-Informational Technology Systems. Cheap Tickets has not yet evaluated its non-informational technology systems. However, Cheap Tickets is working with facilities management in each of its operational centers to seek to achieve Year 2000 compliance for these systems before the end of the second quarter of 1999. In addition, Cheap Tickets has not yet developed a contingency plan in the event that any of its critical computer systems are not Year 2000 compliant by January 1, 2000.

     Based on the steps being taken and progress to date, management estimates that the expenses for ensuring Year 2000 compliance of its computer products and systems will not have a material adverse effect on operations or earnings, and can be financed out of cash flow from operations. Despite such plans and Cheap Tickets' assessment of current hardware and software, the assessment of Cheap Tickets' current state of compliance may not be fully accurate, and Cheap Tickets' plans for achieving full compliance with Year 2000 issues may not in fact be fully successful. Cheap Tickets is also in the process of attempting to verify that all of the products supplied by third-party vendors have either resolved the Year 2000 issue or have a published plan to do so. In certain cases, such as with SABRE, Cheap Tickets has relied in good faith on representations and warranties regarding Year 2000 compliance provided to it by third-party vendors of hardware and software, and on consultants. Such representations and warranties may not be accurate in all material respects and the advice or assessments of consultants may not be reliable. If third parties are not able to make their systems Year 2000 compliant in a timely manner, it could have a material and adverse effect on Cheap Tickets' business, results of operations and financial condition. Cheap Tickets has not developed a contingency plan to address the possibility that SABRE is unable to achieve Year 2000 compliance and does not intend to do so.

     Federal Aviation Administration Readiness. The FAA's state of Year 2000 readiness may have a significant impact on air travel on or about January 1, 2000 and for an uncertain period of time thereafter. Air travel may be affected both by travelers' safety fears and by actual disruption caused by lack of Year 2000 readiness.

     The FAA reports that it has created the FAA Year 2000 Program Office. This office is responsible for all of the FAA's Year 2000 efforts and has established a schedule requiring all FAA systems to be Year 2000 compliant by June 30, 1999. In addition, according to the FAA, contingency plans are being developed for each FAA system, and for the agency itself.

     Disruption of air traffic on or about January 1, 2000, whether or not attributable to the state of FAA Year 2000 readiness, may have an adverse impact on Cheap Tickets. However, the effect, if any, is uncertain. Fear by travelers of disruption could result in reduced reservations for year-end flights and possibly less leisure travel generally at year-end. In addition, if such fears develop, the airlines may lower prices generally or engage in fare wars to attract customers. If the airlines did engage in such behavior, Cheap Tickets' business could be hurt. However, if air traffic is not disrupted, and airlines and the FAA, in fact, achieve Year 2000 readiness, air travel should return to normal levels shortly following January 1, 2000. In such a situation, the overall disruption to Cheap Tickets may be limited to the holiday vacation period which includes January 1, 2000. On the other hand, a breakdown of the air control system, or other breakdowns generally resulting in reduced air traffic or less safe air travel, could have more serious impact on the air travel business generally and could affect Cheap Tickets' business, results of operations and financial condition more adversely. Management has not drawn any conclusions about whether any such Year 2000 effect will be experienced and, if so, how it will affect Cheap Tickets. In addition, Cheap Tickets has not developed a contingency plan to address this situation and does not intend to do so.

     Finally, Year 2000 issues may impact other entities with which Cheap Tickets does business, including, for example, airlines and those responsible for maintaining telephone and Internet communications. Accordingly, Cheap Tickets cannot predict the effect of the Year 2000 problem on such entities. If these other entities fail to take preventive/or corrective actions in a timely manner, the Year 2000 issue could have a material and adverse effect on Cheap Tickets' business, results of operations and financial condition. Cheap Tickets has not yet developed a contingency plan to address the possibility that other entities with which it does business are unable to achieve Year 2000 compliance and does not intend to do so.

Risks Associated with Forward Looking Statements

     From time to time, Cheap Tickets may make certain statements that contain "forward-looking" information or statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipate", "believe", "expect", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report, and in Cheap Tickets' other filings with the Securities Exchange Commission. Although Cheap Tickets believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current or future operations may vary materially from those anticipated, estimated, or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

General

     There are several risks and uncertainties that may affect the future operating results, business and financial condition of Cheap Tickets, including, without limitation: (1) the risk of reduction in consumer demand for Cheap Tickets' products; (2) the risk of loss of one or more of the major airline carriers with whom Cheap Tickets does business; (3) the risk that Cheap Tickets may not be able to continue to provide its products at prices which are competitive or that it can continue to market its products in a manner that appeals to consumers even if price-competitive; (4) the risk that Cheap Tickets may not be able to obtain its products on substantially similar terms, including cost, in order to sustain its operating margins; (5) the risks associated with the exercise of management's discretion in the use of proceeds from the initial public offering; and (6) the risks inherent in legal proceedings. Readers are encouraged to refer to Cheap Tickets' Registration Statement on Form S-1 for a further discussion of Cheap Tickets' business and the risks and opportunities attendant thereto.

               Item 3:  QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE RE MARKET RISK



Not applicable.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         Please refer to the discussion in notes 3 and 4 of the Financial Statements set forth in Part I, item 1 and in the Section entitled "Liquidity and Capital Resources" in Part I, Item 2.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
         Not applicable.

Item 5.  Other Information
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K filed during the three months ended
         --------------------------------------------------------------------
         March 31, 1999
         --------------

         (a)  Exhibits
              --------

              27.1             Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              The Registrant did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CHEAP TICKETS, INC.
                              (Registrant)



Date: May 14, 1999            /s/ Michael J. Hartley
                              ----------------------
                              Michael J. Hartley
                              Chairman of the Board, Chief Executive Officer and
                              President (Principal Executive Officer)



Date: May 14, 1999            /s/ Dale K. Jorgenson
                              ---------------------
                              Dale K. Jorgenson
                              Chief Financial Officer and Vice President
                              (Principal Financial Officer and Principal
                              Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.  Description
             -----------

27.1  Financial Data Schedule