Form 10-Q
period 1999-06-30
CHEAP TICKETS INC
filed 1999-08-02
CIK 1076411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                       Commission file number:  000-25279


                              CHEAP TICKETS, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                     99-0338363
                  --------                                     ----------
        (State or other jurisdiction                        (I.R.S. Employer
              of incorporation)                           Identification No.)


   1440 Kapiolani Blvd., Honolulu, Hawaii                        96814
   --------------------------------------                        -----
  (Address of principal executive offices)                     (Zip Code)

                                (808) 945-7439
                                --------------
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 2, 1999, the Registrant had 21,483,171 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX

                                                                                  Page
                                                                                  ----
PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                           3

         - Balance sheets at December 31, 1998 and June 30, 1999                    3

         - Statements of operations for the three and six months ended
           June 30, 1998 and 1999                                                   4

         - Statement of stockholders' equity for the six months ended
           June 30, 1999                                                            5

         - Condensed statements of cash flows for the six months ended
           June 30, 1998 and 1999                                                   6

         - Notes to financial statements                                            7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             12

Item 3.  Quantitative and Qualitative
         Disclosure regarding Market Risk                                          19

PART II  OTHER INFORMATION                                                         20

Item 1.  Legal Proceedings                                                         20

Item 2.  Changes in Securities and Use of Proceeds                                 20

Item 3.  Defaults Upon Senior Securities                                           20

Item 4.  Submission of Matters to a Vote of Security Holders                       20

Item 5.  Other Information                                                         20

Item 6.  Exhibits and Reports on Form 8-K                                          20

         SIGNATURES                                                                21

                                    PART I
                             FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                              CHEAP TICKETS, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)

                                                                December 31, 1998   June 30, 1999
                                                                -----------------   -------------
                                                                                     (unaudited)
                            Assets
Current Assets:
      Cash and cash equivalents                                         $   2,974        $ 48,036
      Marketable securities                                                 4,935          23,400
      Trade accounts and other receivables                                    924           3,077
      Ticket inventories                                                      286             370
      Other current assets                                                    726           1,077
                                                                        ---------        --------
            Total current assets                                            9,845          75,960
Property and equipment, net                                                 2,999           6,616
Other assets                                                                  381             157
                                                                        ---------        --------
                                                                        $  13,225        $ 82,733
                                                                        =========        ========

               Liabilities and Stockholders' Equity

Current Liabilities:
      Accounts payable                                                  $   4,681        $ 13,536
      Accrued salaries                                                        399           1,283
      Accrued vacation                                                        421             540
      Accrued expenses and other liabilities                                  222             322
      Current installments of long-term debt                                  221             321
      Current installments of capital lease obligations                       288             911
      Deferred revenue, current                                                 -             400
      Income taxes payable                                                    140           1,760
                                                                        ---------        --------
            Total current liabilities                                       6,372          19,073
Long-term debt, excluding current installments                                586             528
Capital lease obligations, excluding current installments                     652           1,764
Deferred revenue, noncurrent                                                   -            1,400
Other noncurrent liabilities                                                   94              79
                                                                        ---------        --------
            Total liabilities                                               7,704          22,844

Mandatorily redeemable cumulative preferred stock, $1 par value
      (aggregate involuntary liquidation preference of $4,250,
      plus unpaid cumulative dividends).  Issued and outstanding
      425 shares at December 31, 1998 and none at
      June 30, 1999 (Note 3).                                               4,136              -
                                                                       ----------        ---------

Stockholders' Equity:
      Common Stock, $.001 par value.  Authorized 70,000 shares;
      Issued and outstanding 14,474 shares at December 31, 1998
      and 21,483 shares at June 30, 1999 (Note 4).                             10              22
      Additional paid-in capital                                            1,247          55,969
      Unearned compensation                                                  (696)           (433)
      Retained earnings                                                       824           4,331
                                                                        ---------        --------
            Total stockholders' equity                                      1,385          59,889
                                                                        ---------        --------
                                                                        $  13,225        $ 82,733
                                                                        =========        ========

                              CHEAP TICKETS, INC.
                           STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)

                                                     Three months ended June 30,   Six months ended June 30,
                                                     --------------------------    ------------------------
                                                         1998           1999          1998          1999
Non-published fares                                   $45,722        $97,416        $ 76,171       $153,379
Published fare commissions and bonuses                  2,491          5,154           4,440          9,720
                                                     --------       --------       ---------      ---------
     Net revenues                                      48,213        102,570          80,611        163,099

Cost of sales                                          39,016         83,028          64,975        130,880
                                                     --------       --------       ---------      ---------
Gross profit                                            9,197         19,542          15,636         32,219

Selling, general and administrative expenses            8,128         14,739          14,558         25,896
                                                     --------       --------       ---------      ---------
Net operating income                                    1,069          4,803           1,078          6,323

Other income (deductions):
Interest income                                            87            738             156            884
Interest expense                                          (43)           (58)            (82)           (94)
Other, net                                                (22)             7             (17)            21
                                                     --------       --------       ---------      ---------

Earnings before income taxes                            1,091          5,490           1,135          7,134
Income taxes                                              447          2,251             465          2,925
                                                     --------       --------       ---------      ---------
Net earnings                                              644          3,239             670          4,209
Preferred dividends                                       (85)            -             (170)           (79)
Accretion of mandatorily redeemable
  cumulative preferred stock discount                     (44)            -              (88)           (37)
Redemption of mandatorily redeemable
  cumulative preferred stock                               -              -               -            (586)

                                                     --------       --------       ---------      ---------
Income available to common shares                     $   515        $ 3,239        $    412       $  3,507
                                                     ========       ========       =========      =========
Basic earnings per common share                       $  0.04        $  0.15        $   0.03       $   0.19
                                                     ========       ========       =========      =========
Average common shares outstanding                      14,474         21,367          14,661         18,217
                                                     ========       ========       =========      =========
Diluted earnings per common share                     $  0.03        $  0.15        $   0.02       $   0.17
                                                     ========       ========       =========      =========
Average diluted common shares outstanding              17,481         22,141          17,649         20,294
                                                     ========       ========       =========      =========

                              CHEAP TICKETS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                                Additional                                Total
                                                  Common        Paid-In        Unearned     Retained      Stockholders'
                                                  Stock         Capital        Compensation Earnings      Equity
Balance, December 31, 1998                         $  10         $  1,247       $ (696)      $   824       $  1,385

Net earnings                                          -                -            -          4,209          4,209

14-for-1 common stock split                            4               (4)          -             -              -

Accrual of dividends on mandatorily
  redeemable preferred stock                          -                -            -            (79)           (79)

Accretion to mandatorily redeemable
  cumulative preferred stock redemption price         -                -            -            (37)           (37)

Redemption of mandatorily redeemable
  cumulative preferred stock                          -                -            -           (586)          (586)

Exercise of common stock warrants                      3               (1)          -             -               2

Sale of common stock under public offering,
  net of expenses                                      4           54,944           -             -          54,948

Exercise of stock options                              1                2           -             -               3

Amortization and forfeiture of stock option
  compensation                                        -              (219)         263            -              44
                                                   -----         --------       ------       -------       --------
Balance, June 30, 1999                             $  22         $ 55,969       $ (433)      $ 4,331       $ 59,889
                                                   =====         ========       ======       =======       ========

                              CHEAP TICKETS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                         1998            1999
Cash flows from operating activities:
   Net earnings                                                       $    669        $  4,209
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                        270             585
      Stock option compensation                                             -              44
      Amortization of discount on marketable securities                     -              (58)
      Changes in operating assets and liabilities                        5,553          11,002
                                                                      --------        --------
          Net cash provided by operating activities                      6,492          15,782

Cash flows from investing activities:
      Capital expenditures                                                (512)         (2,167)
      Purchase of marketable securities                                     -          (28,666)
      Proceeds from sale of marketable securities                           -           10,255
                                                                      --------        --------
          Net cash used in investing activities                           (512)        (20,578)

Cash flows from financing activities:
      Redemption of mandatorily redeemable cumulative preferred stock       -           (4,839)
      Proceeds from issuance of common stock, net of expenses paid          -           54,953
      Proceeds from issuance of long-term debt                             307             236
      Principal payments on long-term debt                                 (74)           (194)
      Principal payments on capital lease obligations                      (66)           (298)
                                                                      --------        --------
          Net cash provided by financing activities                        167          49,858

          Net increase in cash                                           6,147          45,062

Cash and cash equivalents at beginning of period                         6,254           2,974
                                                                      --------        --------
Cash and cash equivalents at end of period                            $ 12,401        $ 48,036
                                                                      ========        ========
Supplemental cash flow information:
   Cash paid for:
      Interest                                                        $     82        $     96
      Income Taxes                                                          15           1,365

   Noncash investing and financing activities:
      Acquisitions of new equipment through capital leases                   3           2,033

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


     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in Cheap Tickets' Registration Statement on Form S-1 filed with the Securities and Exchange Commission, which became effective on March 18, 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results expected for the full fiscal year or for any future period.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the valuation allowance for deferred tax assets and the allowance for doubtful receivables. Management believes that such allowances have been appropriately determined in accordance with generally accepted accounting principles.


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

New Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. In June 1999, FASB issued SFAS No.137 which deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Currently, Cheap Tickets does not hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on Cheap Tickets' financial statements.

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

     The FASB issued SFAS No. 134 in October 1998 and SFAS No. 136 in June 1999 which do not apply to Cheap Tickets. In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which was effective shortly after issuance and did not have a material effect on Cheap Tickets' financial statements.


2.   Net Income Per Share

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share data).

                                        Three months ended June 30,  Six months ended June 30,
                                        --------------------------- ---------------------------
                                          1998         1999              1998         1999
Numerator:
    Income available to common shares    $   515      $ 3,239           $   412      $ 3,506
                                        --------------------------- ---------------------------
Denominator:
    Shares                                14,474       21,367            14,661       18,217
      Effect of Dilutive Securities:
        Common stock warrants              2,969           -              2,969        1,322
        Stock options                         38          774                19          755
                                        --------------------------- ---------------------------
                                          17,481       22,141            17,649       20,294
                                        --------------------------- ---------------------------
Basic earnings per share:                $  0.04      $  0.15           $  0.03      $  0.19
                                        =========================== ===========================

Diluted earnings per share:              $  0.03      $  0.15           $  0.02      $  0.17
                                        =========================== ===========================

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.


3.   Mandatorily Redeemable Cumulative Preferred Stock

     In July 1997, Cheap Tickets issued and sold 425,000 shares of mandatorily redeemable cumulative preferred stock, with detachable warrants to purchase an aggregate of 2,969,456 shares of common stock of Cheap Tickets at an aggregate exercise price of $2,121, in exchange for cash consideration of $4,250,000.

     The net proceeds of $3,875,482, after reflecting transaction costs of $374,518, were allocated between the warrants and preferred stock based on their relative fair values, resulting in an allocation of $510,652 and $3,364,830 to the warrants and preferred stock, respectively. The value attributable to the warrants was recorded as additional paid-in capital. The excess of the redemption value of the preferred stock of $4,250,000 over the initial carrying value of $3,364,830 was being accreted by periodic charges to retained earnings. The accretion amounted to $174,132 for the year ended December 31, 1998 and $87,066 and $36,657 for the six months ended June 30, 1998 and 1999, respectively.

     The preferred stock had a par value of $1 per share, was nonvoting and accrued cumulative annual dividends of $.80 per share. Accrued dividends amounted to $340,000 for the year ended December 31, 1998 and $170,000 and $78,712 for the six months ended June 30, 1998 and 1999, respectively. Undeclared cumulative dividends amounted to $510,000 as of December 31, 1998, and were accrued as an addition to preferred stock in the accompanying balance sheets.

     By its terms, the preferred stock was required to be redeemed at the time of an initial public offering of Cheap Tickets. The initial public offering of Cheap Tickets occurred on March 19, 1999. The redemption price was equal to its price of issuance, $4,250,000, plus accrued dividends of $589,000 at March 24, 1999, the date of redemption, unamortized accretion of approximately $587,000 was charged against retained earnings. Coincident with the redemption of the preferred stock, the warrants were exercised and 2,969,375 shares were issued in a cashless exercise.



4.   Stockholders' Equity

Common Stock

     In February 1999, Cheap Tickets increased its authorized common stock from 5,000,000 shares at $.01 par value to 70,000,000 shares at $.001 par value. Cheap Tickets also effected a 14-for-one stock split. In these statements, all per share accounts have been restated to reflect the stock splits.

Initial Public Offering

     On March 19, 1999 Cheap Tickets completed an initial public offering of its common stock in which 3,500,000 shares were issued at an offering price of $15 per share. The offering raised $47.7 million after underwriting discounts and other related costs of issuance. Concurrently with the issuance of 3,500,000 shares in the offering, warrants for 2,969,375 shares were exercised.

     In connection with the initial public offering, the underwriters had the option to purchase an additional 525,000 shares of common stock. They exercised this option on April 19, 1999. Net proceeds to Cheap Tickets were $7.3 million after underwriting discounts and other costs of issuance.

     The total number of shares of common stock outstanding at June 30, 1999 was 21,483,171.

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


5.   Stock Option Plans

     Cheap Tickets' 1997 Stock Option Plan provided for the issuance of up to 1,979,642 shares of common stock. In 1998 Cheap Tickets granted options to purchase up to 728,000 shares of common stock with exercise prices less than the estimated market prices on the grant dates. The weighted-average grant-date fair value of options granted in 1998 was $1.30. The estimated compensation cost for these options amounted to $722,600 at the grant dates. Stock option compensation expense, included in selling, general and administrative expenses, was $26,325 for the year ended December 31, 1998 and $500 and $43,903 for the six months ended June 30, 1998 and 1999, respectively. The remaining unamortized compensation cost of $696,275 and $433,240 at December 31, 1998 and June 30, 1999, respectively will be amortized over the future vesting periods of the options. The granted options have a five-year vesting period and a ten-year exercise period from the date of the grant. However, options to purchase up to 140,000 shares were fully vested upon Cheap Tickets' initial public offering of its stock.

     The following table summarizes activity under the stock option plan.


                                                        Options Outstanding
                                                        -------------------
                                                                       Average
                                                                       Exercise
                                                        Shares          Price
                                                        ------          -----
     Balance at December 31, 1997  ..........               --        $     --

     Options granted  .......................          728,000            0.31
                                                       -------

     Balance at December 31, 1998  ..........          728,000            0.31

     Options granted  .......................           52,000           25.69

     Options exercised  .....................          (15,120)           0.18

     Options forfeited  .....................          (54,600)           0.71
                                                       -------
     Balance at June 30, 1999 (unaudited)....          710,280        $   2.14
                                                       =======        ========

     At December 31, 1998, options for 660,800 shares have an exercise price of $0.18 per share with a weighted average remaining contractual life of 9.4 years and options for 67,200 shares have an exercise price of $1.57 per share with a weighted-average remaining contractual life of 9.8 years. No options were exercisable at December 31, 1998. Options for 234,416 shares were exercisable at June 30, 1998.

     At June 30, 1999, options for 612,080 shares have an exercise price of $0.18 per share with a weighted-average remaining contractual life of 8.9 years; options for 46,200 shares have an exercise price of $1.57 per share with a weighted-average remaining contractual life of 9.3 years; and 52,000 shares have an exercise price ranging from $11.93 per share to $33.75 per share with weighted average remaining contractual lives of 9.1 to 10.0 years.

     Cheap Tickets' 1999 Stock Incentive Plan was adopted by the Board of Directors in February 1999 and approved by the stockholders prior to the initial public offering. All grants subsequent to the initial public offering were and will be made under the 1999 Stock Incentive Plan. Under this Plan, 1,260,000 shares of common stock plus an annual increase to be added on the first day of Cheap Tickets' fiscal year beginning in 2000 equal to two percent of the number of shares outstanding as of such date or a lesser number of shares determined by the plan administrator of the 1999 Stock Incentive Plan were reserved for issuance. The Plan requires that the exercise price be at least equal to the fair market value of the common stock on the date of grant, and the term of the option not exceed ten years. For all optionees holding less than 10% of the voting power of all classes of Cheap Tickets' outstanding capital stock, an exercise price equal to fair market value at date of grant will not create any requirement for excess compensation charges.

     Pursuant to the 1999 Stock Incentive Plan, the Board of Directors adopted the 1999 non-employee Director Option Program. Under this program, each non-employee director appointed to the Board received an option to acquire 1,500 shares of common stock at an exercise price per share equal to the then fair market value of the common stock at the date of grant.

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Overview

   Cheap Tickets is principally engaged in the sale of discount tickets for domestic leisure air travel. A majority of its gross bookings have historically come from the sale of non-published fares, which Cheap Tickets acquires from airlines and resells to the public at a profit. Cheap Tickets purchases non-published fares only when it resells them to customers, so that it has no inventory carrying costs. On these fares, Cheap Tickets sets its resale prices to meet the demands of leisure travelers who are looking for the lowest price. Cheap Tickets also sells published fares for which it receives commissions from the airlines. Sales of non-published fares generally carry higher margins as a percentage of gross bookings than commissions on published fare bookings.

   Cheap Tickets' revenues historically have been generated by ticket sales through Cheap Tickets' four call centers and, to a lesser extent, through 12 walk-in retail stores. In October 1997, Cheap Tickets broadened its ticket distribution by offering online booking at "www.cheaptickets.com." Internet bookings accounted for approximately 9% of total gross bookings in 1998, approximately 22% in the first three months of 1999, approximately 28% in the second three months of 1999 and approximately 26% during the first six months of 1999. At June 30, 1999, Cheap Tickets had over 1.2 million registered online users, with 783,000 registering in the first six months of 1999. Cheap Tickets expects online gross bookings and online net revenues to represent an increasing portion of gross bookings and net revenues in future periods.

   Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. The difference between gross bookings and revenues as reported in Cheap Tickets' statement of operations derives solely from the difference in revenue treatment accorded to sales of published fares. With respect to published fares, Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of such fares. Gross bookings represents the retail value of the sales of published fares. With respect to non-published fares, revenues as reported in Cheap Tickets statement of operations is equivalent to gross bookings, which is the retail value of such fares. Gross bookings are not required by generally accepted accounting principles and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets products.

   Net revenues consist of sales of non-published fares and commissions. Net revenues from sales of non-published fares represent revenues from the sale of tickets purchased from the airlines. Cheap Tickets' cost of sales consists of the net fare cost paid to carriers to purchase non-published fares. Commissions, including incentive overrides, are earned primarily on published air fares sold and include certain other payments based on the volume of transactions.

     Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the year ended December 31, 1998 and the six-months ended June 30, 1999, approximately 98% and 99%, respectively, of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

     Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees, occupancy and delivery costs. Selling, general and administrative expenses also include compensation charges related to the issuance of stock options.

Results of Operations

Three months ended June 30, 1999 and June 30, 1998

     Net revenues. Net revenues for the three months ended June 30, 1999 were the highest of any quarter in Cheap Tickets' history. Contributing to the quarter's success were improved recognition of the Cheap Tickets' brand name after its March 1999 initial public offering, a record quarter in Internet bookings and a larger sales contribution from the fourth call center established in May 1998.

     Net revenues for the second quarter increased $54.4 million, or 112.7%, to $102.6 million. Non-published fare sales increased $51.7 million, or 113.1%, to $97.4 million, reflecting a significant increase in the number of non-published fare tickets sold. Commissions increased $2.6 million, or 107.0%, to $5.1 million and decreased from 5.17% to 5.03% of net revenues. The $2.6 million increase in commissions was primarily attributable to an increase in the number of published fares sold and an improvement in bonus overrides for higher volumes of gross bookings.

     Net revenues through call centers and retail operations increased $27.9 million, or 61.5%, to $73.2 million. A fourth call center opened in May 1998 accounted for $16.5 million of the $27.9 million increase.

     Net revenues from Internet sales increased $24.8 million, to $27.1 million. Net revenues through the Internet represented 26.4% of net revenues in the second quarter of 1999, compared with 4.7% in the second quarter of 1998.

     Gross Profit. Gross profit for the second quarter of 1999 increased $10.3 million, or 112.5%, to $19.5 million, reflecting a comparable percentage increase in net revenues. As a percentage of net revenues, gross profit remained fairly constant at approximately 19.1% of net revenues.

     Selling, General and Administrative Expenses. For the three months ended June 30, 1999, selling, general and administrative expenses increased $6.6 million, or 81.3%, to $14.7 million, and decreased as a percentage of net revenues from 16.9% to 14.4%. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to decreases in compensation, telephone and rent expense as a percentage of net revenues owing to increased operating leverage. These decreases were partially offset by increases in credit card charges, delivery expense and other general and administrative expenses as a percentage of net revenues. Other general and administrative expenses included consultants' fees for the implementation of integrated voice response and intelligent call-routing systems to increase reservation agents' productivity. In addition, advertising expenses increased by $1.8 million, representing an increase from 1.2% to 2.3% of net revenues. Advertising expenses targeted to increase Internet sales were $1.1 million higher for the three months ended June 30, 1999, and overall brand advertising, primarily through print media, increased by $700,000.

     Net Earnings. Net earnings for the three months ended June 30, 1999 were a historical high of $3.2 million, compared with net earnings of $644,000 for the three months ended June 30, 1998. The increase reflected higher net revenues and lower selling, general and administrative expenses as a percentage of net revenues as a result of more favorable operating leverage.

Six months ended June 30, 1999 and June 30, 1998

     Net Revenues.   Net revenues for the six months ended June 30, 1999
increased $82.5 million, or 102.3%, to $163.1 million. Non-published fare sales increased $77.2 million, or 101.4%, to $153.4 million. The increase in non-published fare sales reflected a significant increase in the number of non-published tickets sold. Commissions increased $5.3 million, or 118.9%, to $9.7 million and increased from 5.5% to 6.0% of net revenues. The $5.3 million increase in commissions reflected three factors: first, an increase in the number of published fares sold; second, an improvement in bonus overrides as a percentage of net revenues; and, third, an increase in commission rates. Gross bookings of published fares decreased from 38.0% to 32.0% of total gross bookings.

     The increase in net revenues was caused by accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly following Cheap Tickets' initial public offering in March 1999.

     Net revenues through call centers and retail operations increased $48.0 million, or 64.2%, to $122.8 million. Of this $48.0 million increase, $23.7 million reflected the effect of six full months of operations in 1999 of a new call center that opened in late May 1998. Increased productivity from the remainder of the call centers largely accounted for the rest of the increase.

     Net revenues from Internet sales increased $35.5 million, to $38.9 million for the six months ended June 30, 1999. Net revenues through the Internet represented 23.9% of net revenues in 1999 compared with 4.2% for the same period last year.

     Gross Profit. Gross profit for the six months ended June 30, 1999 increased $16.6 million, or 106.1%, to $32.2 million. As a percentage of net revenues, gross profit increased from 19.4% to 19.8%. The percentage increase was primarily attributable to commissions, which increased from 5.5% to 6.0% of net revenues. In addition, in the 1999 period, Cheap Tickets did not benefit from the unusually high margins on non-published fares enjoyed from a large supplier in 1998. This negative effect on gross profit was offset by improved margins from better yield management on all fares for the six months ended June 30, 1999.

     Selling, General and Administrative Expenses. For the six months ended June 30, 1999, selling, general and administrative expenses increased $11.3 million, or 77.9%, to $25.9 million, and decreased as a percentage of net revenues from 18.1% to 15.9%. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to decreases in compensation, telephone and rent expense as a percentage of net revenues. These decreases were partially offset by increases, as a percentage of net revenues, in credit card charges, delivery expense and other general and administrative expense. In addition, advertising expenses increased by $2.8 million, representing an increase from 1.7% to 2.6% of net revenues. Advertising expenses targeted to increase Internet sales were $1.6 million higher for the first six months of 1999, and overall brand advertising, primarily through print media, increased by $1.2 million.

     Net Earnings.   For the six months ended June 30, 1999, net earnings
increased $3.5 million, or 528.9%, to $4.2 million. The increase reflected higher net revenues, increased gross profit as a percentage of net revenues, and lower selling, general and administrative expenses as a percentage of net revenues as a result of more favorable operating leverage.

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


Liquidity and Capital Resources

     For the six months ended June 30, 1999, Cheap Tickets generated cash from operating activities of $15.8 million, compared with $6.5 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, cash generated from operating activities was comprised principally of net earnings plus depreciation of $4.8 million and an increase in accounts payable of $8.9
million.   For the six months ended June 30, 1998, cash generated from operating activities was comprised principally of net earnings plus depreciation of
$940,000 and an increase in accounts payable of $5.0 million.   The primary
account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased, less commissions earned. This is generally a significant balance, and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

     For the six months ended June 30, 1999, Cheap Tickets used cash from investing activities of $20.6 million compared with $512,000 for the six months ended June 30, 1998. Cash used in investing activities for the six months ended June 30, 1999 included net purchases of short-term marketable securities for $18.4 million. Capital expenditures for the six months ended June 30, 1999 and
1998 were $2.2 million and $512,000, respectively.    For the six months ended
June 30, 1999, Cheap Tickets received net proceeds from the offering of $55.0 million after reduction of underwriters fees and other costs of issuance less $4.8 million to redeem mandatorily redeemable preferred stock and accumulated dividends.

     At June 30, 1999 Cheap Tickets had on hand cash and cash equivalents of $48.0 million and short-term marketable securities of $23.4 million. Cheap Tickets' net working capital was $56.9 million. Cheap Tickets has available a $3.0 million credit facility with a bank expiring on December 5, 1999. This facility accrues interest at either: 1) the bank's base rate; or 2) LIBOR plus an applicable margin at Cheap Tickets' option. There were no drawdowns against this facility at June 30, 1999. Outstanding long-term debt, net of current installments, was $528,000 and capital lease obligations were $1,764,000 at June 30, 1999.

     Cheap Tickets believes that its current cash and cash equivalents, short term marketable securities and anticipated cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future. Cheap Tickets has budgeted approximately $9.0 million for capital expenditures in 1999, nearly all of which was intended to be used for technological improvements and upgrades. Approximately $4.2 million has been expended through June 30, 1999. If cash generated from internal operations is not sufficient to satisfy Cheap Tickets' liquidity requirements, Cheap Tickets may seek to increase available bank lines or sell additional equity or debt securities. The sale of convertible debt or equity securities could result in additional dilution to Cheap Tickets' shareholders. There is no assurance that financing will be available in amounts or on terms acceptable to Cheap Tickets, if at all.


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

     Cheap Tickets currently has three types of computer systems or programs which may be affected. They include: (1) reservations database systems, (2) PC/LAN systems and (3) non-informational technology systems. The reservations database systems involve the computer programs and products responsible for airline, cruise, car and hotel reservations and other transactional systems. PC/LAN systems include Cheap Tickets' personal computer network systems. Non-informational technology systems include systems or hardware containing embedded technology such as micro controllers.

     Cheap Tickets has already completed the four phases for all of its systems including SABRE reservations, TravelBase Accounting, Payroll, Credit Card Processing Software, Credit Card Processor, PC/LAN Hardware, PC/LAN Software and Telecommunications Systems.

     Reservation Database Systems.   The main supplier of the Cheap Tickets'
reservation database systems is SABRE. Currently, over 90% of Cheap Tickets' computing transactions are processed through the SABRE systems. This includes transactions involving airline reservations, booking, ticketing, car and hotel rentals, cruises and accounting. SABRE has advised Cheap Tickets that it has a Year 2000 implementation plan in place. Further, SABRE has advised Cheap Tickets that it has already resolved Year 2000 issues for its main computer system--the airlines reservations system. In turn, Cheap Tickets has implemented all changes required by SABRE for Cheap Tickets to be Year 2000 compliant. There can be no assurances that SABRE will be Year 2000 compliant and that the impact of SABRE's non-compliance, if any, would not be material.

     PC/LAN Systems. Cheap Tickets has completed the replacement of all of its PC/LAN computing systems. All the new PC/LAN systems being installed, including hardware, software, applications and operating systems, have been represented by their vendors to be Year 2000 compliant. Cheap Tickets believes that any systems that it has not yet replaced do not present any Year 2000 concerns because, to Cheap Tickets' knowledge, these systems already are Year 2000 compliant. In addition, Cheap Tickets is currently requiring that any new systems it purchases meet Year 2000 compliance requirements. There can be no assurances that such PC/LAN computing systems will be Year 2000 compliant and that the impact of such non-compliance, if any, would not be material.

     Non-Informational Technology Systems. Cheap Tickets has evaluated its non-informational technology systems. Each of its operational centers has achieved Year 2000 compliance for these systems. Cheap Tickets has not yet developed a contingency plan in the event that any of its critical computer systems are not Year 2000 compliant by January 1, 2000.

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

     Federal Aviation Administration Readiness.   On July 21, 1999, the FAA
announced that all of its computer systems were fully Year 2000 compliant. According to the FAA's announcement, compliance had been verified by an independent contractor and that the FAA would continue to test its systems and contingency plans through year end and through leap year day February 29, 2000. The FAA's state of Year 2000 readiness could have a significant impact on air travel on or about January 1, 2000 and for an uncertain period of time thereafter. Air travel may be affected both by travelers' safety fears and by actual disruption caused by lack of Year 2000 readiness.

     Possible Air Traffic Disruption.   Disruption of air traffic on or about
January 1, 2000, whether or not attributable to the state of FAA Year 2000 readiness, may have an adverse impact on Cheap Tickets. However, the effect, if any, is uncertain. Fear by travelers of disruption could result in reduced reservations for year-end flights and possibly less leisure travel generally at year-end. In addition, if such fears develop, the airlines may lower prices generally or engage in fare wars to attract customers. If the airlines did engage in such behavior, Cheap Tickets' business could be hurt. However, if air traffic is not disrupted, and airlines and the FAA, in fact, achieve Year 2000 readiness, air travel should return to normal levels shortly following January 1, 2000. In such a situation, the overall disruption to Cheap Tickets may be limited to the holiday vacation period which includes January 1, 2000. On the other hand, a breakdown of the air control system, or other breakdowns generally resulting in reduced air traffic or less safe air travel, could have more serious impact on the air travel business generally and could affect Cheap Tickets' business, results of operations and financial condition more adversely. Management has not drawn any conclusions about whether any such Year 2000 effect will be experienced and, if so, how it will affect Cheap Tickets. In addition, Cheap Tickets has not developed a contingency plan to address this situation and does not intend to do so.

     Effect on Other Entities.   Finally, Year 2000 issues may impact other
entities with which Cheap Tickets does business, including, for example, airlines and those responsible for maintaining telephone and Internet communications. Accordingly, Cheap Tickets cannot predict the effect of the Year 2000 problem on such entities. If these other entities fail to take preventive/or corrective actions in a timely manner, the Year 2000 issue could have a material and adverse effect on Cheap Tickets' business, results of operations and financial condition. Cheap Tickets has not yet developed a contingency plan to address the possibility that other entities with which it does business are unable to achieve Year 2000 compliance and does not intend to do so.

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


                     Item 3:  QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE RE MARKET RISK



Not applicable.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         On June 29, 1999, a former employee filed an action against Cheap Tickets in California Superior Court alleging, among other causes of action, that he was fraudulently induced to become and stay as an employee, that he was improperly excluded from participation in various management incentive plans, that he was improperly cut back on the allocation of shares in Cheap Tickets' initial public offering, and that Cheap Tickets was unjustly enriched by his management of the Company's cruise division. As a result, the former employee claims compensatory damages in varying amounts. The largest claim for compensatory damages is for $20,000,000, representing the amount by which the plaintiff claims to have enhanced the Cheap Tickets' public offering by reason of his efforts as manager of the Company's cruise division. The plaintiff also seeks unspecified punitive damages.

         We believe that this lawsuit is without merit and intend to vigorously contest this lawsuit. The lawsuit is in an early stage of litigation, and it is too early to determine what, if any, liability we will have with respect to the claims made in this lawsuit. The defense of such litigation could also entail considerable cost and the diversion of efforts of management, either of which could hurt our results of operations. While an unfavorable outcome in these matters is possible, we do not believe that the outcome of this lawsuit will have a material adverse effect on our business, financial condition, or results of operations.

         In addition, Cheap Tickets may from time to time become a party to various legal proceedings arising in the ordinary course of our business. Any such proceeding against Cheap Tickets, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
         Not applicable.

Item 5.  Other Information
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K filed during the six months ended June
         -----------------------------------------------------------------------
         30, 1999
         --------

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

                              CHEAP TICKETS, INC.
                              (Registrant)



Date: August 2, 1999          /s/ Michael J. Hartley
                              ----------------------
                              Michael J. Hartley
                              Chairman of the Board, Chief Executive Officer and
                              President (Principal Executive Officer)



Date: August 2, 1999          /s/ Dale K. Jorgenson
                              ---------------------
                              Dale K. Jorgenson
                              Chief Financial Officer and Vice President
                              (Principal Financial Officer and Principal
                              Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.  Description
             -----------

27.1         Financial Data Schedule