Form 10-Q
period 1999-09-30
CHEAP TICKETS INC
filed 1999-11-15
CIK 1076411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                      or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

                       Commission file number:  000-25279


                              CHEAP TICKETS, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                     99-0338363
        (State or other jurisdiction                        (I.R.S. Employer
              of incorporation)                           Identification No.)


   1440 Kapiolani Blvd., Honolulu, Hawaii                        96814
  (Address of principal executive offices)                     (Zip Code)

                                (808) 945-7439
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of November 9, 1999, the Registrant had 23,868,591 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX

                                                                                  Page
                                                                                  ----
PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)...................................        3

         - Balance sheets at December 31, 1998 and September 30, 1999.......        3

         - Statements of operations for the three and nine months ended
           September 30, 1998 and 1999......................................        4

         - Statement of stockholders' equity for the nine months ended
           September 30, 1999...............................................        5

         - Condensed statements of cash flows for the nine months ended
           September 30, 1998 and 1999......................................        6

         - Notes to financial statements....................................        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................       11

Item 3.  Quantitative and Qualitative
         Disclosure regarding Market Risk...................................       17

PART II  OTHER INFORMATION..................................................       18

Item 1.  Legal Proceedings..................................................       18

Item 2.  Changes in Securities and Use of Proceeds..........................       18

Item 3.  Defaults Upon Senior Securities....................................       18

Item 4.  Submission of Matters to a Vote of Security Holders................       18

Item 5.  Other Information..................................................       18

Item 6.  Exhibits and Reports on Form 8-K...................................       18

         SIGNATURES.........................................................       19

                              CHEAP TICKETS, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)

                                                                    December 31,      September 30,
                                                                       1998               1999
                                                                    ----------        -------------
                                                                                       (unaudited)
                          ASSETS
Current Assets:
        Cash and cash equivalents                                      $ 2,974           $  72,238
        Marketable securities                                            4,935              90,261
        Trade accounts and other receivables                               924               4,899
        Ticket inventories                                                 286                 176
        Other current assets                                               726               1,094
                                                                       -------            --------
               Total current assets                                      9,845             168,668
Property and equipment, net                                              2,999               9,294
Other assets                                                               381                 169
                                                                       -------            --------
                                                                       $13,225            $178,131
                                                                       =======            ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                               $ 4,681             $15,282
        Accrued salaries                                                   399               1,681
        Accrued vacation                                                   421                 560
        Accrued expenses and other liabilities                             222                 359
        Current installments of long-term debt                             221                 222
        Current installments of capital lease obligations                  288               1,335
        Deferred revenue, current                                            -                 400
        Income taxes payable                                               140                 739
                                                                       -------            --------
               Total current liabilities                                 6,372              20,578
Long-term debt, excluding current installments                             586                 521
Capital lease obligations, excluding current installments                  652               3,485
Deferred revenue, noncurrent                                                 -               1,300
Other noncurrent liabilities                                                94                  76
                                                                       -------            --------
               Total liabilities                                         7,704              25,960

Mandatorily redeemable cumulative preferred stock, $1 par value          4,136                   -
        (aggregate involuntary liquidation preference of $4,250,
        plus unpaid cumulative dividends).  Issued and outstanding
        425 shares at December 31, 1998 and none at
        September 30, 1999 (Note 3).

Stockholders' Equity:
        Common stock, $.001 par value.  Authorized 70,000 shares;           10                  24
        Issued and outstanding 14,474 shares at December 31, 1998 and
        24,010 shares at September 30, 1999 (Note 4).
        Additional paid-in capital                                       1,247             145,654
        Unearned compensation                                             (696)               (408)
        Retained earnings                                                  824               6,901
                                                                       -------            --------
               Total stockholders' equity                                1,385             152,171
                                                                       -------            --------
                                                                       $13,225            $178,131
                                                                       =======            ========

                              CHEAP TICKETS, INC.
                           STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (unaudited)

                                                          Three months ended             Nine months ended
                                                             September 30,                 September 30,
                                                        ------------------------      ----------------------
                                                           1998          1999           1998         1999
                                                        ---------      ---------      --------     ---------
  Non-published fares                                    $ 46,823       $103,764      $122,994      $257,143
  Published fare commissions and bonuses                    3,614          6,391         8,054        16,112
                                                         --------       --------      --------      --------
    Net revenues                                           50,437        110,155       131,048       273,255
Cost of sales                                              39,572         88,628       104,547       219,508
                                                         --------       --------      --------      --------
Gross profit                                               10,865         21,527        26,501        53,747
Selling, general and administrative expenses                9,535         18,393        24,093        44,289
                                                         --------       --------      --------      --------
Net operating income                                        1,330          3,134         2,408         9,458
Other income (deductions):
    Interest income                                           113          1,297           269         2,181
    Interest expense                                          (36)           (67)         (118)         (161)
    Other, net                                                (45)            (8)          (62)           13
                                                         --------       --------      --------      --------
Earnings before income taxes                                1,362          4,356         2,497        11,491
Income taxes                                                  559          1,786         1,024         4,711
                                                         --------       --------      --------      --------
Net earnings                                                  803          2,570         1,473         6,780

Preferred stock dividends                                     (85)          -             (255)          (79)
Accretion of mandatorily redeemable
 cumulative preferred stock discount                          (44)          -             (130)          (37)
Redemption of mandatorily redeemable
 cumulative preferred stock                                  -              -             -             (587)
                                                         --------       --------      --------      --------
Income available to common shares                        $    674       $  2,570      $  1,088      $  6,077
                                                         ========       ========      ========      ========
Basic earnings per common share                          $   0.05       $   0.11      $   0.07      $   0.31
                                                         ========       ========      ========      ========
Average common shares outstanding                          14,474         22,607        14,598        19,711
                                                         ========       ========      ========      ========
Diluted earnings per common share                        $   0.04       $   0.11      $   0.06      $   0.29
                                                         ========       ========      ========      ========
Average diluted common shares outstanding                  17,584         23,256        17,625        21,310
                                                         ========       ========      ========      ========

                              CHEAP TICKETS, INC.
                       STATEMENT OF STOCKHOLDER'S EQUITY
                   (In thousands, except for per share data)
                                  (Unaudited)


                                                               Additional                                                  Total
                                            Common              Paid-In            Unearned            Retained        Stockholders'
                                            Stock               Capital           Compensation         Earnings            Equity
                                       ---------------      ---------------      ---------------     ---------------   ------------

Balance, December 31, 1998             $        10          $       1,247        $        (696)      $       824        $     1,385

Net earnings                                     -                      -                    -             6,780              6,780

14-for-1 common stock split                      4                     (4)                   -                 -                  -

Accrual of dividends on mandatorily
 redeemable preferred stock                      -                      -                    -               (79)               (79)

Accretion to mandatorily redeemable
 cumulative preferred stock redemption price     -                      -                    -               (37)               (37)

Redemption of mandatorily redeemable
 cumulative preferred stock                      -                      -                    -              (587)              (587)

Exercise of common stock warrants                3                     (1)                   -                 -                  2

Sale of common stock under public
 offerings, net of expenses                      6                144,624                    -                 -            144,630

Exercise of stock options                        1                      7                    -                 -                  8

Amortization and forfeiture of stock
 option compensation                             -                   (219)                 288                 -                 69
                                       -----------          -------------        -------------       -----------        -----------
Balance, Septemer 30, 1999             $        24          $     145,654        $        (408)      $     6,901        $   152,171
                                       ===========          =============        =============       ===========        ===========

                              CHEAP TICKETS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine months ended
                                                                                  September 30,
                                                                             --------------------------
                                                                               1998             1999
                                                                             --------         ---------
Cash flows from operating activities:
   Net earnings                                                               $ 1,473           $ 6,780
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                               411             1,037
      Stock option compensation                                                    (2)               69
      Amortization of discount on marketable securities                             -               (35)
      Changes in operating assets and liabilities                               1,341            10,444
                                                                              -------           -------
           Net cash provided by operating activities                            3,223            18,295

Cash flows from investing activities:
      Capital expenditures                                                       (342)           (2,913)
      Proceeds from sale of property and equipment                                501                11
      Purchase of marketable securities                                             -          (103,806)
      Proceeds from sale of marketable securities                                   -            18,506
                                                                              -------           -------
           Net cash provided by (used in) investing activities                    159           (88,202)

Cash flows from financing activities:
      Redemption of mandatorily redeemable cumulative preferred stock               -            (4,839)
      Proceeds from issuance of common stock, net of expenses paid                  -           144,640
      Proceeds from issuance of long-term debt                                    307               236
      Principal payments on long-term debt                                       (606)             (299)
      Principal payments on capital lease obligations                            (105)             (567)
                                                                              -------           -------
           Net cash provided by (used in) financing activities                   (404)          139,171

           Net increase in cash                                                 2,978            69,264

Cash and cash equivalents at beginning of period                                6,254             2,974
                                                                              -------           -------
Cash and cash equivalents at end of period                                    $ 9,232           $72,238
                                                                              =======           =======

Supplemental cash flow information:
   Cash paid for:
      Interest                                                                $   118           $   164
      Income Taxes                                                                425             4,172

   Noncash investing and financing activities:
      Unearned compensation for stock options granted                              27                 -
      Acquisitions of new equipment through capital leases                        254             4,446
      Accrued and unpaid dividends on mandatorily redeemable preferred stock      255                 -


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

      These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in Cheap Tickets' most recent Registration Statement on Form S-1 filed with the Securities and Exchange Commission, which became effective on August 20, 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results expected for the full fiscal year or for any future period.


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

                                                      Three months ended          Nine months ended
                                                         September 30,              Sepember 30,
                                                    -----------------------   -------------------------
                                                       1998         1999         1998          1999
Numerator:
  Income available to common shares  ......            $   674      $ 2,570       $ 1,088       $ 6,077
                                                       -------      -------       -------       -------
Denominator:
  Shares  - basic..........................             14,474       22,607        14,598        19,711
    Effect of Dilutive Securities:
     Common stock warrants  ...............              2,969           --         2,969           881
     Stock options  .......................                141          649            58           718
                                                       -------      -------       -------       -------
  Shares  - diluted........................             17,584       23,256        17,625        21,310
                                                       -------      -------       -------       -------
Basic earnings per share:  ................            $  0.05      $  0.11       $  0.07       $  0.31
                                                       =======      =======       =======       =======
Diluted earnings per share:  ..............            $  0.04      $  0.11       $  0.06       $  0.29
                                                       =======      =======       =======       =======

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

      The net proceeds of $3,875,482, after reflecting transaction costs of $374,518, were allocated between the warrants and preferred stock based on their relative fair values, resulting in an allocation of $510,652 and $3,364,830 to the warrants and preferred stock, respectively. The value attributable to the warrants was recorded as additional paid-in capital. The excess of the redemption value of the preferred stock of $4,250,000 over the initial carrying value of $3,364,830 was being accreted by periodic charges to retained earnings. The accretion amounted to $174,132 for the year ended December 31, 1998 and $130,599 and $36,657 for the nine months ended September 30, 1998 and 1999, respectively.

      The preferred stock had a par value of $1 per share, was nonvoting and accrued cumulative annual dividends of $.80 per share. Accrued dividends amounted to $340,000 for the year ended December 31, 1998 and $255,000 for the nine months ended September 30, 1998. For the nine months ended September 30,1999, dividends amounted to $78,712 which were subsequently paid at the preferred stock redemption on March 24, 1999. Undeclared cumulative dividends amounted to $510,000 as of December 31, 1998, and were accrued as an addition to preferred stock in the accompanying balance sheets.

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


Public Offerings

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

      On August 20, 1999 Cheap Tickets completed a secondary public offering of its common stock, whereby 5,750,000 shares were sold at an offering price of $38.00 per share. Of the total shares sold, 2,500,000 were offered by Cheap Tickets and 3,250,000 were offered by certain existing stockholders. Net proceeds to Cheap Tickets were $89.6 million after underwriting discounts and other related costs of issuance.

      The total number of shares of common stock outstanding at September 30, 1999 was 24,010,471.


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

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Cheap Tickets' revenues historically have been generated by ticket sales through Cheap Tickets' four call centers and, to a lesser extent, through 12 walk-in retail stores. In October 1997, Cheap Tickets broadened its ticket distribution by offering online booking at "www.cheaptickets.com." Internet bookings accounted for approximately 9% of total gross bookings in 1998, approximately 22% in the first three months of 1999, approximately 28% in the second three months of 1999, and approximately 30% in the third three months of 1999. At September 30, 1999, Cheap Tickets had approximately 1.8 million registered online users. Cheap Tickets expects online gross bookings and online net revenues to represent an increasing portion of gross bookings and net revenues in future periods.

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

  Gross profits include 1) the gross profit on non-published sales where Cheap Tickets establishes the markup and retail price, and 2) commissions earned on the sale of published fares sold. There is no cost of sale component for published fare sales, whereas there is a cost of sale component for non-published fare sales. Cheap Tickets earns higher profits on the sale of non-published fares than on the sale of published fares.

  Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the year ended December 31, 1998 and the nine months ended September 30, 1999, approximately 98% and 99%, respectively, of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

  Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees, occupancy and delivery costs. Selling, general and administrative expenses also include compensation charges related to the issuance of stock options.


Results of Operations

Three months ended September 30, 1999 and September 30, 1998

  Net revenues. Net revenues for the third quarter increased $59.7 million, or 118.4%, to $110.2 million. Non-published fare sales increased $56.9 million, or 121.6%, to $103.8 million, reflecting a significant increase in the number of non-published fare tickets sold. Commissions increased $2.8 million, or 76.9%, to $6.4 million. The $2.8 million increase in commissions reflected two factors: first, an increase in the number of published fares sold; and second, an improvement in bonus overrides for higher volumes of gross bookings. Non-published fare sales as a percentage of net revenues increased from 92.8% to 94.2%. Gross bookings of non-published fare sales increased from 61.7% to 69.3% of total gross bookings.

  The increase in net revenues benefitted from accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly following Cheap Tickets' initial public offering in March 1999 and secondary public offering in August 1999.

  Net revenues through call centers and retail operations increased $32.6 million, or 71.8%, to $77.9 million. Of this $32.6 million increase, $11.5 million reflected the effect of a new call center. Increased productivity from the remainder of the call centers and a higher percentage of calls answered due to the implementation of Intelligent Call Routing (ICR) and Interactive Voice Response (IVR) largely accounted for the rest of the increase.

  Net revenues from Internet sales increased $25.5 million, to $29.4 million. Net revenues through the Internet represented 26.7% of net revenues in the third quarter of 1999, compared with 7.6% in the third quarter of 1998.

  Gross Profit.   Gross profit for the third quarter of 1999 increased $10.7 million, or 98.14%, to $21.5 million, reflecting a comparable percentage increase in net revenues. As a percentage of net revenues, gross profit decreased approximately 1% to 19.5% of net revenues. This percentage decrease was caused by a change in the relative sales mix of non-published fares to published fares, whereby published fares decreased from 38% of total gross bookings for the third quarter of 1998 to 31% in the third quarter of 1999 (see Overview section above for additional discussion of the impact of changes in our relative sales mix on gross profit percentages).

  Selling, General and Administrative Expenses.   For the three months ended
September 30, 1999, selling, general and administrative expenses increased $8.9 million, or 92.92%, to $18.4 million, and decreased as a percentage of net revenues from 18.9% to 16.7%. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to increased operating leverage. These decreases were partially offset by increases in advertising, credit card charges and other general and administrative expenses as a percentage of net revenues. Other general and administrative expenses included consultants' fees for the implementation of integrated voice response and intelligent call-routing systems to increase reservation agents' productivity. In addition, advertising expenses increased by $3.5 million, representing an increase from 1.93% to 4.02% of net revenues. Advertising expenses targeted to increase Internet sales were $2.5 million higher for the three months ended September 30, 1999, including a television advertising campaign begun in August. Brand advertising, not specific to the Internet, increased by $1 million, primarily in print media.

  Net Earnings.   Net earnings for the three months ended September 30, 1999 increased $1.8 million, or 219.6% to $2.6 million. The increase reflected higher net revenues and lower selling, general and administrative expenses as a percentage of net revenues as a result of more favorable operating leverage.

Nine months ended September 30, 1999 and September 30, 1998

  Net Revenues.   Net revenues for the nine months ended Sepember 30, 1999
increased $142.2 million, or 108.51%, to $273.3 million. Non-published fare sales increased $134.1 million, or 109.1%, to $257.1 million. The increase in non-published fare sales reflected a significant increase in the number of non-published tickets sold. Commissions increased $8.1 million, or 100.1%, to $ 16.1 million. The $8.1 million increase in commissions reflected three factors: first, an increase in the number of published fares sold; second, an improvement in bonus overrides as a percentage of net revenues; and, third, an increase in commission rates. Non-published fare sales as a percentage of net revenues increased from 93.8% to 94.1%. Gross bookings of non-published fare sales increased from 61.8% to 68.6% of total gross bookings.

  The increase in net revenues benefitted from accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly following Cheap Tickets' initial public offering in March 1999 and secondary public offering in August 1999.

  Net revenues through call centers and retail operations increased $76.3 million, or 62.7%, to $198.0 million. Of this $76.3 million increase, $35.4 million reflected the effect of nine full months of operations in 1999 of a new call center that opened in late May 1998. Increased productivity from the remainder of the call centers and a higher percentage of calls answered due to the implementation of Intelligent Call Routing (ICR) and Interactive Voice Response (IVR) largely accounted for the rest of the increase.

  Net revenues from Internet sales increased $61.0 million, to $68.3 million for the nine months ended September 30, 1999. Net revenues through the Internet represented 25.0% of net revenues in 1999 compared with 5.5% for the same period last year.

  Gross Profit.   Gross profit for the nine months ended September 30, 1999
increased $27.2 million, or 102.8%, to $53.7 million. As a percentage of net revenues, gross profit decreased from 20.22% to 19.67%. This percentage decrease was caused by a change in the relative sales mix of non-published fares to published fares, whereby published fares decreased from 38% of total gross bookings to 31% (see Overview section above for additional discussion of the impact of changes in our relative sales mix on gross profit percentages).

  Selling, General and Administrative Expenses.   For the nine months ended
September 30, 1999, selling, general and administrative expenses increased $20.2 million, or 83.8%, to $44.3 million, and decreased as a percentage of net revenues from 18.38% to 16.21%. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to decreases in compensation, telephone, rent and delivery expense as a percentage of net revenues. These decreases were partially offset by increases, as a percentage of net revenues, in advertising, credit card charges and other general and administrative expense. Advertising expenses increased by $6.6 million, representing an increase from 1.8% to 3.3% of net revenues. For the first nine months of 1999, Internet advertising expenses were $4.1 million higher and the increase in brand advertising for Call Centers was $2.5 million higher than the comparable period last year.

  Net Earnings.   For the nine months ended September 30, 1999, net earnings increased $5.3 million, or 360.1%, to $6.8 million. The increase reflected higher net revenues and lower selling, general and administrative expenses as a percentage of net revenues as a result of more favorable operating leverage.

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


Liquidity and Capital Resources

  For the nine months ended September 30, 1999, Cheap Tickets generated cash from operating activities of $18.3 million, compared with $3.2 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, cash generated from operating activities was comprised principally of net earnings of $6.8 million, depreciation of $1.0 million and an increase in accounts payable of $10.6 million. For the nine months ended September 30, 1998, cash generated from operating activities was comprised principally of net earnings of $1.5 million, depreciation of $411,000 and an increase in accounts payable of $1.6 million. The primary account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased, less commissions earned. This is generally a significant balance, and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

  For the nine months ended September 30, 1999, Cheap Tickets used cash from investing activities of $88.2 million compared with cash provided of $159,000 for the nine months ended September 30, 1998. Cash used in investing activities for the nine months ended September 30, 1999 included purchases of short-term marketable securities of $103.8 million, netted with proceeds from the sale of marketable securities of $18.5 million. Capital expenditures for the nine months ended September 30, 1999 and 1998 were $2.9 million and $342,000, respectively. For the nine months ended September 30, 1999, Cheap Tickets received net proceeds from the initial and secondary public offerings of $144.6 million after reduction of underwriters fees and other costs of issuance less $4.8 million to redeem mandatorily redeemable preferred stock and accumulated dividends.

  At September 30, 1999 Cheap Tickets had on hand cash and cash equivalents of $72.2 million and short-term marketable securities of $90.3 million. Cheap Tickets' net working capital was $148.0 million. Cheap Tickets has available a $3.0 million credit facility with a bank expiring on December 5, 1999. This facility accrues interest at either: 1) the bank's base rate; or 2) LIBOR plus an applicable margin at Cheap Tickets' option. There were no drawdowns against this facility at September 30, 1999. Outstanding long-term debt, net of current installments, was $521,000 and capital lease obligations were $3.5 million at September 30, 1999.

  The Board of Directors has authorized the repurchase of up to $20 million of Cheap Tickets outstanding common stock from time to time through periodic open market transactions. Cheap Tickets intends to purchase shares under the program in the open market from time to time depending on market conditions. As of November 9, 1999, Cheap Tickets has repurchased approximately $2,550,000 of its common stock. However, there can be no assurances that Cheap Tickets will, in fact, continue to repurchase more shares. Cheap Tickets believes that all funds required for the repurchase of common stock will be obtained from its available cash resources and marketable securities.

  Cheap Tickets believes that its current cash and cash equivalents, short term marketable securities and anticipated cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future. Cheap Tickets has budgeted approximately $9.0 million for capital expenditures in 1999, nearly all of which was intended to be used for technological improvements and upgrades. Approximately $7.3 million was invested through September 30, 1999, or which $2.9 million were cash purchases and $4.4 million was financed through capital leases. If cash generated from internal operations is not sufficient to satisfy Cheap Tickets' liquidity requirements, Cheap Tickets may seek to increase available bank lines or sell equity or debt securities depending on a number of factors, including market conditions. The sale of convertible debt or equity securities could result in additional dilution to Cheap Tickets' stockholders. There is no assurance that financing will be available in amounts or on terms acceptable to Cheap Tickets, if at all.

Year 2000 Compliance

Overview

  Cheap Tickets has taken steps to address potential Year 2000 problems. Cheap Tickets has formed a project team from its systems and technology, finance, telecom and operations departments. The project team is responsible for implementing the following four-phase process: (1) identifying the computer systems and products affected; (2) contacting vendors and suppliers; (3) determining the Year 2000 compliance status of each system and product; and (4) implementing any necessary changes. Although Cheap Tickets does not currently expect the impact of the Year 2000 issue will be material to systems still under evaluation, Cheap Tickets could discover (or fail to discover) Year 2000 issues in the course of its evaluation process that would have a material and adverse effect on Cheap Tickets' business, results of operations or financial condition if not properly addressed.

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

  Cheap Tickets has already completed the four phases for all of its systems, including SABRE reservations, TravelBase Accounting, Payroll, Credit Card Processing Software, Credit Card Processor, PC/LAN Hardware, PC/LAN Software and Telecommunications Systems.

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

  Non-Informational Technology Systems.   Cheap Tickets has evaluated its non-
informational technology systems. Each of its operational centers has achieved Year 2000 compliance for these systems. Cheap Tickets has not developed a contingency plan in the event that any of its critical computer systems are not Year 2000 compliant by January 1, 2000.

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

Risks Associated with Forward-Looking Statements

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


General

  There are several risks and uncertainties that may affect the future operating results, business and financial condition of Cheap Tickets, including, without limitation: (1) the risk of reduction in consumer demand for Cheap Tickets' products; (2) the risk of loss of one or more of the major airline carriers with whom Cheap Tickets does business; (3) the risk that Cheap Tickets may not be able to continue to provide its products at prices which are competitive or that it can continue to market its products in a manner that appeals to consumers even if price-competitive; (4) the risk that Cheap Tickets may not be able to obtain its products on substantially similar terms, including cost, in order to sustain its operating margins; (5) the risks associated with the exercise of management's discretion in the use of proceeds from the initial public offering; and (6) the risks inherent in legal proceedings. Readers are encouraged to refer to Cheap Tickets' Registration Statement on Form S-1 which became effective August 19, 1999 for a further discussion of Cheap Tickets' business and the risks and opportunities attendant thereto.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE RE MARKET RISK

  Not applicable.

                           PART II--OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

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

  Cheap Tickets believes that this lawsuit is without merit and intends to vigorously contest this lawsuit. The lawsuit is in an early stage of litigation, and it is too early to determine what, if any, liability we will have with respect to the claims made in this lawsuit. The defense of such litigation could also entail considerable cost and the diversion of efforts of management, either of which could hurt our results of operations. While an unfavorable outcome in these matters is possible, we do not believe that the outcome of this lawsuit will have a material adverse effect on our business, financial condition, or results of operations.

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


Item 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  Not applicable.


Item 5.   OTHER INFORMATION

  Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       10.16+ 2000 Net Consolidator Program Agreement dated June 23, 1999 between Trans World Airlines, Inc. and Cheap Tickets, Inc.
       27.1     Financial Data Schedule

       +Portions have been omitted pursuant to a confidential treatment request.

  (b)  Reports on Form 8-K

  The Registrant did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHEAP TICKETS, INC.
                                  (Registrant)


                                            /s/   Michael J. Hartley
Date: November 12, 1999

                                                Michael J. Hartley
                                  Chairman of the Board, Chief Executive Officer


                                             /s/   Dale K. Jorgenson
Date: November 12, 1999

                                               Dale K. Jorgenson
                          Chief Financial Officer and Vice President (Principal
                           Financial Officer and Principal Accounting Officer)