Form 10-K
period 1999-12-31
CHEAP TICKETS INC
filed 2000-03-30
CIK 1076411

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K
(Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1999 or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from               to
                                                       -------------   --------


                        Commission File No.: 000-25279

                               ----------------

                              CHEAP TICKETS, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                    99-0338363
   (State or other jurisdiction of      (IRS Employer
   incorporation or organization)   Identification Number)

                           1440 Kapiolani Boulevard
                            Honolulu, Hawaii 96814
                   (Address of principal executive offices)

                                (808) 945-7439
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None


      -----------------           -----------------------
    (Title of each class)    (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 13, 2000 was approximately $107,865,560 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 13, 2000, the Registrant had 24,158,316 shares of Common Stock, $.001 par value per share, outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders scheduled to be held on May 9, 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  From time to time, Cheap Tickets may make certain statements that contain "forward-looking" information or statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipate," "believe," "expect," "estimate," "project," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K, and in Cheap Tickets' other filings with the SEC. Although Cheap Tickets believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, without limitation those identified under "Additional Factors That Could Affect Operating Results." Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current or future operations may vary materially from those anticipated, estimated, or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                                    PART I

Item 1. Business.

  Cheap Tickets is one of the leading retail sellers of discount tickets for domestic leisure air travel. Offering more than 425,000 non-published airfares on more than 35 major airlines, Cheap Tickets sells directly to consumers through its Internet site, located at "www.cheaptickets.com;" through its toll-free number, 1-800-OKCHEAP; and at its 12 retail stores. For the year ended December 31, 1999, Cheap Tickets sold more than 1,825,000 airline tickets, primarily through its call centers and its Internet site.

Products and Services

  Leisure Airline Tickets. Cheap Tickets has the right to acquire non-published fares under contracts from carriers. Cheap Tickets then resells these tickets at profit margins which exceed the typical commissions payable for the sale of tickets on an agented basis. The prices Cheap Tickets offers to customers are generally at a substantial discount to published fares. Cheap Tickets purchases these fares only when it resells them to customers, so that it does not have inventory carrying costs. Cheap Tickets' non-published fares are not available to consumers directly from the airlines and are not published, except as advertised by Cheap Tickets. Availability of non-published fares varies from route to route based on availability from the airline carriers. Cheap Tickets currently offers approximately 425,000 non-published fares at any given time, covering most major domestic and international routes. Cheap Tickets sells these tickets with limitations and restrictions that make them unattractive for full fare travelers, who seek the convenience of tickets that can be exchanged or canceled and do not have advance purchase or minimum stay requirements.

  For the years ended December 31, 1998 and 1999, approximately 59% and 64%, respectively, of Cheap Tickets' airline gross bookings were from non-published fares. For customers who are unable to find a non-published fare for a particular itinerary, Cheap Tickets also offers a full menu of regularly published fares. In 1994, Cheap Tickets became the first non-airline to file its non-published fares through the Airline Tariff Publishing Corporation. This allows Cheap Tickets to integrate its non-published fares with published fares in a special area of the SABRE reservations system to which only Cheap Tickets has access. This system automatically sorts through millions of fares, including Cheap Tickets' own non-published fares, to identify the lowest fares available for the desired itinerary. These fares are then posted in ascending price order for use by Cheap Tickets' reservation agents and Internet customers.

  For published fares, Cheap Tickets receives commissions on gross bookings. Airlines generally pay commissions of 5% of total ticket price, although these commissions are frequently capped at $25 for a domestic U.S. one-way ticket and $50 for a domestic round trip ticket. Cheap Tickets receives commissions at least as favorable as those received by travel agents, and with many carriers Cheap Tickets has negotiated more favorable commission rates. In addition, Cheap Tickets frequently benefits from performance-based override commissions.

  Other Travel Products and Services. Cheap Tickets has contractual relationships to sell cruises on Carnival Cruises and Princess Cruises and also has contractual relationships with major auto rental companies to provide reservations. Cheap Tickets has recently entered into a number of contracts to sell hotel room reservations. Such alternative products represented 1% of Cheap Tickets' gross bookings for the year ended December 31, 1999. Cheap Tickets sees these other travel products and services as potential areas of future growth.

  Call Center Operations. At December 31, 1999, Cheap Tickets had approximately 605 reservation agents and other call center employees at its four call centers. Facilities are located in Honolulu, Colorado Springs, Los Angeles and Lakeport, California. Reservation agents at these call centers receive all in-bound calls to Cheap Tickets' toll free number "1-800-OK-CHEAP." On average, the call centers receive approximately 57,000 calls per day. Reservation agents currently conduct fare searches for requested itineraries, sell airline tickets, explain rules and restrictions applicable to fares and ticket delivery details, identify retail ticket locations, and provide other assistance. The call centers also provide customer service for both call center customers and Internet users.

  Cheap Tickets implemented an intelligent call routing and interactive voice response technology that enables callers to receive fare quotes and get answers to common information requests in an automated phone-based environment. By automating caller activities and compensating agents on an incentive basis, Cheap Tickets seeks to maximize agent productivity. Call centers are segmented into teams, who are rewarded for the highest productivity and operating effectiveness.

  Internet Operations. Cheap Tickets' online reservations and ticketing service through its website at "www.cheaptickets.com" provides its customers access to information on schedules, availability and non-published and published fares and enables them to book their own travel arrangements at their convenience. The website is designed to provide customers with quick, efficient, and flexible service in a manner that facilitates comparison shopping. Cheap Tickets' online service automates the processing of customer orders, interacts with the systems of third party travel suppliers, and allows Cheap Tickets to gather, store and use customer and transaction information in a comprehensive and cost-efficient manner. The website requires users to complete a profile before searching for fares. The website has permitted Cheap Tickets to expand its customer base through better service while reducing transactional costs.

  The website contains customized software applications that interface the website with the electronic booking system and database. Cheap Tickets has contracted with SABRE for the development and hosting of the site, the development of the customized software applications, and access to the electronic booking system and database.

  Cheap Tickets maintains a relational database containing information compiled from customer profiles, shopping patterns and sales data. Cheap Tickets analyzes information in this database to develop targeted marketing programs and provide personalized and enhanced customer service. Its database is scaleable to permit large transaction volumes with no significant software changes. Cheap Tickets' systems support automated e-mail communications with customers to facilitate confirmations of orders, provide customer support, obtain customer feedback and engage in targeted marketing programs.

  Cheap Tickets uses a combination of proprietary and industry-standard encryption and authentication measures designed to protect a customer's information. Cheap Tickets maintains an Internet firewall to protect its internal systems and all credit card and other customer information.

Strategic Relationships

  Airline Relationships. Cheap Tickets currently has contracts with more than 35 airlines. For the year ended December 31, 1999, approximately 49% of sales of non-published fares came from tickets acquired from three airlines:
Continental represented approximately 20%; TWA represented approximately 20%, and America West represented approximately 9%. Cheap Tickets sells non-published fares purchased under these contracts, with minimum stay and advance purchase requirements, as non-refundable, non-endorsable and non-changeable tickets and without frequent flyer mileage or upgrades. Generally, the airline contracts range from one to one and a half years in length and can be cancelled on short notice. None of these carriers has any obligation to renew the contracts at their expiration, but Cheap Tickets has consistently been successful in obtaining renewals. Management believes that Cheap Tickets' track record of selling excess capacity without compromising the airlines' fare structures provides a strong incentive for the airlines to continue to use Cheap Tickets for the sale of domestic non-published fares. Management believes that Cheap Tickets' success in matching excess capacity to consumer demand for low ticket prices comes from its strategy of directing its marketing efforts to leisure travelers and selling restricted tickets directly to the public in high volumes through call centers and over the Internet. Although Cheap Tickets has a consistent history of renewing its contracts, there are no assurances that any one or several of them will be renewed.

  SABRE Relationship. SABRE is a world leader in the electronic distribution of travel-related products and services and is a leading provider of information technology solutions for the travel and transportation industry. SABRE's electronic booking system and database contains flight schedules, availability, and published fare information for more than 440 airlines, 50 auto rental companies, 45,000 hotel properties, and dozens of railways, tour companies, passenger ferries, and cruise lines located throughout the world. Through the SABRE reservations system, Cheap Tickets offers millions of published airfares, including those of all major domestic and international commercial airlines. In addition, SABRE's electronic booking system and database hosts Cheap Tickets' non-published fare information through a unique arrangement that permits Cheap Tickets to integrate its non-published fares with published fares on a special area of the SABRE reservations system to which only Cheap Tickets has access. This system automatically sorts through millions of fares, including Cheap Tickets' own non-published fares, to identify the lowest fares available for the desired itinerary. These choices are then posted in ascending price order for use by Cheap Tickets' reservation agents and Internet customers.

Marketing and Brand Awareness

  Cheap Tickets intends to aggressively build its brand name to enhance consumer awareness and add new customers. As part of this program Cheap Tickets plans to significantly increase its marketing and advertising expenditures. Traditionally Cheap Tickets has depended primarily on print and, more recently, Internet-based advertising. Cheap Tickets recently announced the launch of a national campaign using television, print, radio promotions and the Internet. Finally, Cheap Tickets plans to continue to pursue a highly targeted Internet-based advertising campaign. Its Internet advertising efforts will be targeted using keyword search and banner ads on Internet sites frequented by its target consumer base. Through such targeted efforts, Cheap Tickets seeks to obtain the highest return for its advertising expenditures. It is a featured advertiser on the Travelocity website. Cheap Tickets also advertises on Yahoo!, Excite, Lycos, HotBot, Snap.com and OnSale. Through its banner advertisements, Cheap Tickets has achieved "click-through" rates to its website as high as 8 percent.

Competition

 Competition for Non-Published Fares.

  Sellers of Non-Published Fares. Cheap Tickets' existing direct competition for non-published fares comes largely from online companies and companies that specialize in the distribution of discounted fares in the form of regularly scheduled and chartered flights. Online competition has developed rapidly in the last year from a small number of sellers to a large number of sellers. Aside from these competitors, management believes that the market for the sale of non-published fares is highly fragmented. For international routes, it is highly competitive, with numerous participants offering deeply discounted fares. For domestic routes, aside from two online companies, there are few sellers, and they generally have net fare contracts with a small number of carriers for a limited number of routes. Among these, management believes Cheap Tickets is the leading seller of non-published fares for regularly scheduled domestic routes. Cheap Tickets has contracts with many carriers covering most major domestic and international routes. As the domestic airline industry continues to evolve, other competitors could increase their share of the market, or new ones could enter the market.

  Online Travel Companies. Online travel companies have established a strong market presence primarily based on the sale of published fares. Some are now also selling non-published fares. The leading online competitor is Priceline.com, Inc. which has induced a number of major domestic airlines to supply non-published fares by offering warrants and other forms of equity compensation in the company. Priceline.com sells tickets in an auction-based process where the customer offers a price and Priceline.com then seeks to find a ticket to match the customer's offer. By contrast, the Cheap Tickets customer immediately can buy a fare posted on the Cheap Tickets website or available through a call center, and unlike a Priceline.com customer, can choose a specific airline for the desired rate. Notwithstanding the difference in purchase procedures, Priceline.com has emerged as a vigorous competitor. Other start-up online companies are also attempting to enter the market by acquiring non-published fares by offering online equity participation in their companies. A number of online companies possess larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Cheap Tickets.

  Airlines and Travel Agents. Airlines do not generally offer non-published fares directly or indirectly through affiliates or travel agents for regularly scheduled travel, presumably to prevent the erosion of their published fare structure. Some airlines do offer limited special discounted fares through their Internet sites that are not generally made available to travel agents. These fares are typically offered only on a last-minute, "special sale" basis. In addition, some airlines offer special promotional fares, combining low base prices and the use of frequent flyer awards. Airlines may expand their offering of special promotional fares, enter the non-published fare market or sell non-published tickets through travel agents.

 Certain Competitive Factors Affecting Non-Published Fares.

  Published fares also compete with Cheap Tickets' non-published fares. They effectively establish price ceilings for Cheap Tickets' non-published fares. From time to time, airlines also offer special fares, which may compete directly with Cheap Tickets' discounted non-published fares. Direct competition also comes from the airlines when fare wars break out.

 Competition for Published Fares.

  In the sale of published fares, Cheap Tickets currently competes with airlines, traditional travel agents, online travel services and travel industry reservation databases. The online travel services market is new, rapidly evolving and intensely competitive, and Cheap Tickets expects such competition to intensify in the future. In the online travel services market, Cheap Tickets competes for published fares with similar commercial websites of other companies, such as Expedia, which is operated by Microsoft Corporation, Travelocity.com and Preview Travel Inc., which are majority owned by Sabre Holdings Corporation, Cendant Corporation, TravelWeb, which is operated by Pegasus, Internet Travel Network, Biztravel.com and TheTrip.com, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial websites offering online travel services. Several airlines also have established commercial websites to sell their tickets and offer other online travel services.

Employees

  As of December 31, 1999, Cheap Tickets had 953 employees including 605 reservation agents and other call center employees, 55 retail store employees, 6 cruise employees, 13 Internet employees, 184 operations support employees and 90 corporate and administrative employees. Cheap Tickets' ability to attract and retain highly qualified employees will be the principal determinant of its success. Cheap Tickets has a policy of using performance-based and equity-based compensation programs to reward and motivate significant contributors among its employees. Competition for qualified personnel in the industry is intense. There can be no assurance that Cheap Tickets' current and planned staffing will be adequate to support its future operations or that management will be able to hire, train, retain, motivate and manage required personnel. Although none of Cheap

Tickets' employees is represented by a labor union, there can be no assurance that its employees will not join or form a labor union. However, Cheap Tickets has not experienced any work stoppages and considers its relations with its employees to be good.

Operating Segments

  See "Operating Segments" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the financial statements for a detailed discussion on operating segments.

Item 2. Properties.

  Cheap Tickets is headquartered in Honolulu, Hawaii, where it leases an aggregate of approximately 27,194 square feet of space housing its corporate offices and a call center. The leases for such space expire in November 2000 and December 2003, with an option to renew such leases covering approximately 13,300 square feet for an additional five years. Cheap Tickets also leases an aggregate of approximately 5,400 square feet of retail or storage space in six other locations in Hawaii. In July 1994, Cheap Tickets entered into a lease expiring in September 2004 for approximately 9,600 square feet in Los Angeles, California, to serve as one call center. In June 1999, Cheap Tickets entered into a lease expiring in June 2009 for approximately 25,000 square feet to house its Colorado Springs, Colorado call center. Cheap Tickets also leases an aggregate of approximately 8,800 square feet of retail and administrative space in five other locations in California, approximately 975 square feet of retail space in Seattle in one location, and approximately 1,650 square feet of retail and administrative space in New York in two locations. Cheap Tickets owns a 20,000 square-foot facility in Lakeport, California, which serves as a fourth call center.

Item 3. Legal Proceedings.

  On June 29, 1999, a former employee filed an action against Cheap Tickets and two of its corporate officers in the Superior Court in Los Angeles, California alleging, among other causes of action, that he was fraudulently induced to become and stay as an employee, that he was improperly excluded from participating in management incentive plans, that he was improperly cut back on the allocation of shares in Cheap Tickets' initial public offering, and that Cheap Tickets was unjustly enriched by his management of its cruise division. The initial complaint has been amended twice so that the Second Amended Complaint now seeks damages of $1,000,000 for the difference the employee received for the sale of a separate business and what this separate business would have been worth had he continued it; $250,000 for the difference between the compensation the employee received from Cheap Tickets and what he would have received if he accepted a competing position with another company; $2,000,000 for improperly excluding the employee from participating in management incentive plans; $20,000,000 for the amount the employee enhanced the value of the Cheap Tickets' public offering; $1,000,000 for the estimated profit from the Cruise Division during the employee's tenure; and unspecified punitive damages.

  The defense and indemnification on the complaint has been tendered to Cheap Tickets' insurance carrier. Cheap Tickets' insurance carrier has appointed counsel to provide a defense for Cheap Tickets and its two corporate officers. Management believes that this lawsuit is without merit and intends to vigorously contest this lawsuit. The lawsuit is in an early stage of litigation, and it is too early to determine what, if any, liability Cheap Tickets will have with respect to the claims made in this lawsuit. At this time, the depositions of the former employee and one of the corporate officers have been completed. The insurance defense counsel prepared a motion to strike various claims of the Second Amended Complaint. The court struck all claims except the claim for excluding the employee from participating in management incentive plans and unspecified punitive damages.

  The defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could hurt Cheap Tickets' results of operations. While an unfavorable outcome in these matters is possible, management does not believe that the outcome of this lawsuit will have a material adverse effect on our business, financial condition, results of operations or liquidity.

  In addition, Cheap Tickets may from time to time become a party to various legal proceedings arising in the ordinary course of its business. Any such proceeding against Cheap Tickets, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of stockholders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Cheap Tickets Common Equity and Related Stockholder
Matters.

Nasdaq National Market Listing

  Our common stock trades on the Nasdaq National Market under the symbol "CTIX." The following table sets forth the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market, for the periods indicated. As of March 13, 2000, there were approximately 7,889 holders of record of our common stock.

                                                                   High   Low
                                                                  ------ ------
   Quarter ended March 31, 1999 (from March 19, 1999)............ $33.63 $25.88
   Quarter ended June 30, 1999................................... $45.00 $27.31
   Quarter ended September 30, 1999.............................. $66.63 $31.06
   Quarter ended December 31, 1999............................... $32.63 $12.25

Dividends

  Cheap Tickets has never declared or paid dividends on its common stock and anticipate for the foreseeable future that all earnings will be retained for use in its business. The payment of any future dividends will be at the discretion of the Board of Directors. The Delaware General Corporation Law also restricts our ability to pay dividends. The Delaware General Corporation Law provides that a Delaware Corporation may pay dividends either (1) out of the corporation's surplus (as defined by Delaware law), or (2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our Board of Directors deems relevant.

Item 6. Selected Financial Data.

                                          Years Ended December 31,
                                ----------------------------------------------
                                 1995      1996     1997      1998     1999
                                -------  -------- --------  -------- ---------
                                   (In thousands, except per share data)
Results of Operations:
Non-published fares ........... $66,340  $ 58,982 $ 96,379  $159,846 $ 317,260
Commissions....................   2,738     5,614    6,470    11,268    22,349
                                -------  -------- --------  -------- ---------
  Net Revenues(1)..............  69,078    64,596  102,849   171,114   339,609
Cost of sales(1)...............  56,424    49,168   81,370   136,067   271,561
                                -------  -------- --------  -------- ---------
Gross Profit...................  12,654    15,428   21,479    35,047    68,048
Selling, general and
 administrative expenses.......  11,921    14,352   23,091    33,411    59,277
                                -------  -------- --------  -------- ---------
Net operating income (loss)....     733     1,076   (1,612)    1,636     8,771
Other income (deductions)......    (709)       37       (3)      169     4,088
                                -------  -------- --------  -------- ---------
Earnings (loss) before income
 taxes.........................      24     1,113   (1,615)    1,805    12,859
Income taxes...................       7       439     (606)      740     5,272
                                -------  -------- --------  -------- ---------
Net earnings (loss)............ $    17  $    674 $ (1,009) $  1,065 $   7,587
                                =======  ======== ========  ======== =========
Basic earnings (loss) per
 share......................... $  0.00  $   0.05 $  (0.09) $   0.04 $    0.33
Shares used in computing basic
 earnings (loss) per share.....  14,100    14,249   14,847    14,567    20,731
Diluted earnings (loss) per
 share......................... $  0.00  $   0.05 $  (0.09) $   0.03 $    0.31
Shares used in computing
 diluted earnings (loss) per
 share.........................  14,100    14,249   14,847    17,921    22,060

Balance Sheet Data
Net working capital............ $   182  $    466 $  2,356  $  3,473 $ 134,142
Total assets...................   3,740     5,999   11,204    13,226   155,610
Long-term debt.................     537     1,715      948     1,238     3,893
Mandatorily redeemable
 preferred stock(2)............     --        --     3,622     4,136       --
Stockholders' equity...........     866     1,544      812     1,385   138,613
Gross bookings(3)
  Non-published fares.......... $66,340  $ 58,982 $ 96,379  $159,846 $ 317,260
  Published-fares..............  25,654    46,962   57,295   110,287   178,065
                                -------  -------- --------  -------- ---------
    Total gross bookings....... $91,994  $105,944 $153,674  $270,133 $ 495,325
                                =======  ======== ========  ======== =========
Airline tickets sold........... 313,863   357,551  554,403   960,879 1,828,186
  Call centers................. 313,863   357,551  551,973   865,015 1,276,007
  Internet.....................     --        --     2,430    95,864   552,179
Registered Internet users, as
 of............................     --        --    18,891   420,023 2,593,574

--------
(1) Net revenues consist of sales of non-published fares and commissions. Net revenues from sales of non-published fares represent revenues from the sale of tickets purchased from the airlines. Cost of sales consists of the net fare cost paid to carriers to purchase non-published fares. Commissions, including incentive overrides, are earned primarily on published fares sold and include certain other payments based on the volume of transactions.

(2) The mandatorily redeemable preferred stock was redeemed on March 24, 1999. The redemption price was approximately $4.8 million, including accrued dividends.

(3) Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. The difference between gross bookings and revenues as reported in Cheap Tickets' statement of operations derives solely from the difference in revenue treatment accorded to sales of published fares. With respect to published fares, Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of such fares. Gross bookings represents the retail value of the sales of published fares. With respect to non-published fares, revenues as reported in Cheap Tickets statement of operations is equivalent to gross bookings, which is the retail value of such fares. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets products.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the financial statements of Cheap Tickets. Some of the statements under this caption constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Additional Factors that Could Affect Operating Results" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report.

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

  Cheap Tickets' revenues historically had been generated by ticket sales through Cheap Tickets' four call centers and, to a lesser extent, through 12 walk-in retail stores. In October 1997, Cheap Tickets broadened its ticket distribution by offering online booking at "www.cheaptickets.com." Internet bookings accounted for approximately 9% of total gross bookings in 1998, and approximately 29% during year ended December 31, 1999. At December 31, 1999, Cheap Tickets had over 2.6 million registered online users. Cheap Tickets expects online gross bookings and online net revenues to represent an increasing portion of gross bookings and net revenues in future periods.

  Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. The difference between gross bookings and revenues as reported in Cheap Tickets' statement of operations derives solely from the difference in revenue treatment accorded to sales of published fares. With respect to published fares, Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of such fares. Gross bookings represent the retail value of the sales of published fares. With respect to non-published fares, revenues as reported in Cheap Tickets' statement of operations are equivalent to gross bookings, which are the retail value of such fares. Gross bookings are not required by generally accepted accounting principles and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets' products.

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

  Gross profits include (1) the gross profit on non-published sales where Cheap Tickets establishes the markup and retail price, and (2) commissions earned on the sale of published fares sold. There is no cost of sale component for published fare sales, whereas there is a cost of sale component for non-published fare sales. Cheap Tickets earns higher profits on the sale of non-published fares than on the sale of published fares.

  Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the years ended December 31, 1998 and 1999, approximately 98% and 99% respectively, of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

  Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees, occupancy and delivery costs.

Results of Operations

  The following table sets forth, for the years ended December 31, 1997, 1998 and 1999, information derived from the statement of operations of Cheap Tickets expressed as a percentage of net revenues, and the percentage change in such items and in gross bookings for the years ended December 31, 1997, 1998, and 1999, compared with the prior period. Any trends illustrated in the following table are not necessarily indicative of future results.

                           As a Percentage of       Percentage Increase (Decrease)
                              Net Revenues               Over Prior Periods
                         -------------------------  -----------------------------
                         Year Ended December 31,     Year Ended December 31,
                         -------------------------  -----------------------------
                          1997     1998     1999    1997 to 1998 1998 to 1999
                         -------  -------  -------  ------------ ----------------
Results of Operations:
Non-published fares ....    93.7%    93.4%    93.4%     65.9%        98.5%
Commissions ............     6.3      6.6      6.6      74.2         98.3
                         -------  -------  -------
  Net revenues .........   100.0    100.0    100.0      66.4         98.5
Gross profit ...........    20.9     20.5     20.0      63.2         94.2
Selling, general and
 administrative
 expenses...............    22.5     19.5     17.4      44.7         77.4
                         -------  -------  -------
  Earnings (loss) from
   operations ..........    (1.6)     1.0      2.6     201.5        436.1
Net earnings (loss) ....    (1.0)     0.6      2.2     205.6        612.4
Operating Data
 (unaudited):
Gross bookings..........     --       --       --       75.8%        83.4%

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net Revenues. Net revenues for the year ended December 31, 1999 increased $168.5 million, or 98.5%, to $339.6 million. Non-published fare sales increased $157.4 million, or 98.5%, to $317.3 million. The increase in non-published fare sales reflected a significant increase in the number of non-published tickets sold. Commissions increased $11.1 million, or 98.3%, to $22.3 million. The $11.1 million increase in commissions reflected an increase in the number of published fares sold and an improvement in bonus overrides as a percentage of net revenues. Gross bookings of published fares decreased from 40.8% to 35.9% of total gross bookings.

  Strong growth in the leisure travel market and particularly in air travel, improving recognition of the Cheap Tickets brand from both increased exposure coincident with becoming a public company and significantly higher advertising expenditures in 1999 compared with 1998, and increasing acceptance of Internet commerce in 1999 all contributed to this growth in net revenues.

  Net revenues through call centers and retail operations (including allocated incentive bonuses) increased $91.5 million, or 57.5% to $250.5 million. Of this $91.5 million increase, $42.0 million reflected the effect of operations in 1999 of a new call center that opened in late May 1998. Increased productivity and staffing in the remainder of the call centers largely accounted for the rest of the increase.

  Net revenues through the Internet, including allocated incentive bonuses, increased $77.0 million, to $89.1 million. Net revenues through the Internet represented 26.2% of net revenues for the year ended December 31, 1999 compared with 7.0% for the year ended December 31, 1998. The largest component in net revenues is the non-published fare retail value. In 1999, this component in the Internet sales mix increased from 44% to 57% of total Internet bookings.

  Gross Profit. Gross profit increased $33.0 million, or 94.2% to $68.0 million. As a percentage of net revenues, gross profit decreased from 20.5% to 20.0%. Commissions in net revenue have no associated cost of goods sold and are included 100% in gross profit. In 1999, a lower percentage of published fares and lower margins on non-published fares reduced the gross profit percent of net revenues. This was offset somewhat by higher performance-based commission income earned in 1999. An industry-wide reduction in published fare commissions from 8% to 5% in the fourth quarter of 1999 had a minor impact on the year's results and may reduce future gross profit.

  Selling, General and Administrative Expenses. For the year ended December 31, 1999, selling, general and administrative expenses increased $25.9 million, or 77.4%, to $59.3 million, and decreased as a percentage of net revenues from 19.5% to 17.4%. The decrease in selling, general, and administrative expenses as a percentage of net revenue was primarily attributable to decreases in compensation, telephone and rent expense and most other expenses as a percentage of net revenues. These decreases were partially offset by increases, as a percentage of net revenues, in credit card charges and advertising expenses. Advertising expenses increased by $7.3 million, representing an increase from 2.2% to 3.3% of net revenues. Advertising expenses targeted to increase Internet sales were $4.9 million higher for the year ended December 31, 1999, and overall brand advertising, primarily through print media, increased by $2.4 million.

  Net Earnings. For the year ended December 31, 1999, Cheap Tickets' net earnings increased $6.5 million, or 612.4% to $7.6 million. This increase reflected higher net revenues, increased gross profit from these higher volumes, and lower selling, general and administrative expenses as a percentage of net revenues as a result of proportionately lower operating leverage.

Years Ended December 31, 1998 and December 31, 1997

  Net Revenues. Net revenues for the year ended December 31, 1998 increased $68.3 million, or 66.4%, to $171.1 million. By category of net revenue, non-published fare sales increased $63.5 million, or 65.9%, to $159.8 million, and commissions from published fares increased $4.8 million, or 74.2%, to $11.3 million. The increase in commissions reflected an increase of $53.0 million, or 92.5%, to $110.3 million in gross bookings of published fares, partially offset by a decrease in commission rates from an average of 9.0% in 1997 to 7.8% in 1998.

  The increase in net revenue benefited overall from industry-wide growth in the leisure travel market and improving recognition of the Cheap Tickets brand name from marketing and advertising efforts and word of mouth. Net revenue at call centers also benefited from better productivity by call center reservation agents and the opening of a fourth call center in Colorado Springs in May of 1998.

  Cheap Tickets' net revenues through call centers and retail operations (including incentive bonuses) increased $56.4 million, or 54.9%, to $159.2 million. Net revenues through the Internet were $11.9 million in 1998 compared with $176,000 in 1997. Net revenues through the Internet represented 7.0% of net revenues for the year ended December 31, 1998 and 17.2% of the total increase in net revenues from 1997 to 1998. Internet net revenues for the four quarters of operations grew as follows: first quarter 1998, $1.2 million; second quarter 1998, $2.3 million; third quarter 1998, $3.8 million, and fourth quarter 1998, $4.7 million.

  Gross Profit. Gross profit increased $13.6 million, or 63.2%, to $35.0 million, consistent with the rate of increase of gross bookings. As a percentage of net revenues, gross profit decreased from 20.9% to 20.5%. This decrease was primarily attributable to a decrease in gross margins of 0.7 percentage points on non-published fares. The decrease in non-published fare margins was primarily attributable to a contract renewal with one carrier at a less favorable rate. A decline in the proportion of non-published fares sold, partially offset by increased volume bonuses, also contributed to the reduction in gross profit.

  Selling, General and Administrative Expenses. For the year ended December 31, 1998, selling, general and administrative expenses increased $10.3 million, or 44.7%, to $33.4 million, and decreased as a percentage of net revenues from 22.5% to 19.5%. The major components of these increases were compensation, credit card and bank fees, and advertising costs. The increase in advertising costs was primarily attributable to Cheap Tickets' website launch in October 1997, including promotions on Yahoo, Travelocity and other websites. Credit card fees increased as a result of volume and rate increases charged by Cheap Tickets' charge card associations. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to the leverage from increased sales.

  In 1998, Cheap Tickets issued stock options to employees to acquire an aggregate of 728,000 shares of Cheap Tickets' common stock of which 660,800 have an exercise price of $0.18 per share and 67,200 have an exercise price of $1.57 per share. Total compensation associated with these options amounted to $722,600, of which $26,325 has been charged to operations for the year ended December 31, 1998. The remainder will be charged over the remaining five-year vesting period of the options, with the exception of $1,062, which was charged at the closing of Cheap Tickets' initial public offering in March 1999, at which time 140,000 options vested by their terms.

  Net Earnings (Loss). Cheap Tickets had net earnings of $1.1 million for the year ended December 31, 1998, compared with the prior year's loss of $1.0 million. This increase was attributable to increased net revenues, with a proportionately lower increase in selling, general and administrative expenses, partially offset by lower gross profit percentages.

Operating Segments

                            Net Revenues by Segment

                                                Year Ended        Year Ended
                                             December 31, 1999 December 31, 1998
                                             ----------------- -----------------
                                                       Percent           Percent
                                                In       of       In       of
   Segments                                  Thousands  Total  Thousands  Total
   --------                                  --------- ------- --------- -------
   Internet................................. $ 89,077     26%  $ 12,047      7%
   Call Center..............................  250,532     74%   159,067     93%
                                             --------    ---   --------    ---
     Net revenues........................... $339,609    100%  $171,114    100%
                                             ========    ===   ========    ===

                            Gross Profit by Segment

                                                Year Ended        Year Ended
                                             December 31, 1999 December 31, 1998
                                             ----------------- -----------------
                                                       Percent           Percent
                                                In       of       In       of
   Segments                                  Thousands  Total  Thousands  Total
   --------                                  --------- ------- --------- -------
   Internet.................................  $19,724     29%   $ 3,187      9%
   Call Center..............................   48,324     71%    31,860     91%
                                              -------    ---    -------    ---
     Gross Profit...........................  $68,048    100%   $35,047    100%
                                              =======    ===    =======    ===

 Years Ended December 31, 1999 and December 31, 1998 by Segment

  Net Revenues. Net revenues through the Internet, including allocated incentive bonuses, increased $77.0 million, or 639.4% to $89.1 million. The retail value of non-published fares is the largest component of net revenues. The non-published fare component in the Internet sales mix increased from 44% in 1998 to 57% of total Internet bookings in 1999, contributing to the net revenue growth. Sales volumes increased as a result of additional advertising, growing acceptance of Internet commerce, and a significant increase in registered users to our website.

  Net revenues through call centers, including allocated incentive bonuses, increased $91.5 million, or 57.5% to $250.5 million. The increase reflected the effect of operations in 1999 of a new call center that opened in late May 1998 and increased productivity and staffing in the remainder of the call centers.

  Gross Profit. Gross profit from Internet sales increased $16.5 million, or 518.9% to $19.7 million. As a percentage of net revenues, Internet gross profit decreased from 26.5% for the year ended December 31, 1998 to 22.1% for the year ended December 31, 1999. A higher percentage of non-published fares sold via the Internet decreased gross profit as a percentage of net revenues. This was offset somewhat by higher performance-based commission income earned in 1999.

  Call center gross profit increased $16.5 million, or 51.7% to $48.3 million. As a percentage of net revenues, gross profit from call centers decreased from 20.0% in 1998 to 19.3% in 1999. An increase in the sale of non-published fares contributed to the decrease in gross profit as a percentage of net revenues.

Seasonality and Quarterly Financial Information.

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

  The following table sets forth selected unaudited quarterly financial information for each of the eight quarters in the period ended December 31, 1999, as well as such data expressed as a percentage of Cheap Tickets' net revenues for the periods presented. This information has been derived from unaudited statements of operations data that, in the opinion of management, are stated on a basis consistent with the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information in accordance with GAAP. Cheap Tickets' results of operations for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                   Quarter Ended
                         --------------------------------------------------------------------
                                      1998                                1999
                         --------------------------------  ----------------------------------

                         Mar. 31  June 30 Sept. 30 Dec. 31  Mar. 31 June 30  Sept. 30 Dec. 31
                         -------  ------- -------- -------  ------- -------- -------- --------
                                                    (unaudited)
Results of operations:
Non-published fares..... $30,449  $45,722 $46,823 $36,852  $55,962 $ 97,416 $103,764 $ 60,117
Commissions.............   1,949    2,491   3,614   3,215    4,567    5,154    6,391    6,238
                         -------  ------- ------- -------  ------- -------- -------- --------
Net revenues............  32,398   48,213  50,437  40,067   60,529  102,570  110,155   66,355
Cost of sales...........  25,959   39,016  39,572  31,520   47,852   83,028   88,628   52,053
                         -------  ------- ------- -------  ------- -------- -------- --------
Gross profit............   6,439    9,197  10,865   8,547   12,677   19,542   21,527   14,302
Selling, general and
 administrative
 expenses...............   6,430    8,128   9,535   9,319   11,157   14,739   18,393   14,988
                         -------  ------- ------- -------  ------- -------- -------- --------
Net operating income....       9    1,069   1,330    (772)   1,520    4,803    3,134     (686)
Other income............      35       22      32      80      124      687    1,222    2,054
                         -------  ------- ------- -------  ------- -------- -------- --------
Earnings (loss) before
 income taxes...........      44    1,091   1,362    (692)   1,644    5,490    4,356    1,368
Income taxes............      18      447     559    (283)     674    2,251    1,786      561
                         -------  ------- ------- -------  ------- -------- -------- --------
Net earnings (loss)..... $    26  $   644 $   803 $  (409) $   970 $  3,239 $  2,570 $    807
                         =======  ======= ======= =======  ======= ======== ======== ========
Basic earnings (loss)
 per share.............. $ (0.01) $  0.04 $  0.05 $ (0.04) $  0.02 $   0.15 $   0.11 $   0.03
Diluted earnings (loss)
 per share.............. $ (0.01) $  0.03 $  0.04 $ (0.03) $  0.01 $   0.15 $   0.11 $   0.03
Operating Data:
Gross bookings.......... $52,754  $70,431 $75,930 $71,018  $89,740 $135,296 $149,646 $120,643
                         =======  ======= ======= =======  ======= ======== ======== ========

                                   As a Percentage of Net Revenues Quarter Ended
                         ------------------------------------------------------------------
                                       1998                              1999
                         --------------------------------  --------------------------------
                         Mar. 31 June 30 Sept. 30 Dec. 31  Mar. 31 June 30 Sept. 30 Dec. 31
                         ------- ------- -------- -------  ------- ------- -------- -------
                                                    (unaudited)
Non-published fares.....   94.0%   94.8%   92.8%    92.0%    92.5%   95.0%   94.2%    90.6%
Commissions.............    6.0     5.2     7.2      8.0      7.5     5.0     5.8      9.4
                          -----   -----   -----    -----    -----   -----   -----    -----
Net revenues............  100.0   100.0   100.0    100.0    100.0   100.0   100.0    100.0
Cost of sales...........   80.1    80.9    78.5     78.7     79.1    80.9    80.5     78.4
                          -----   -----   -----    -----    -----   -----   -----    -----
Gross profit............   19.9    19.1    21.5     21.3     20.9    19.1    19.5     21.6
Selling, general and
 administrative
 expenses...............   19.9    16.9    18.9     23.2     18.4    14.4    16.7     22.6
                          -----   -----   -----    -----    -----   -----   -----    -----
Net operating income....    0.0     2.2     2.6     (1.9)     2.5     4.7     2.8     (1.0)
Other income............    0.1     0.1     0.1      0.2      0.2     0.7     1.1      3.1
                          -----   -----   -----    -----    -----   -----   -----    -----
Earnings (loss) before
 income taxes...........    0.1     2.3     2.7     (1.7)     2.7     5.4     3.9      2.1
Income taxes............    0.0     1.0     1.1     (0.7)     1.1     2.2     1.6      0.9
                          -----   -----   -----    -----    -----   -----   -----    -----
Net earnings (loss).....    0.1%    1.3%    1.6%    (1.0)%    1.6%    3.2%    2.3%     1.2%
                          =====   =====   =====    =====    =====   =====   =====    =====

Liquidity and Capital Resources

  For the year ended December 31, 1999, Cheap Tickets generated cash from operating activities of $10.5 million, compared with $2.0 million for the year ended December 31, 1998. For the year ended December 31, 1999, cash generated from operating activities was comprised principally of net earnings plus depreciation totalling $9.2 million and an increase in accounts payable of $2.5 million. For the year ended December 31, 1998, cash generated from operating activities was comprised principally of net earnings plus depreciation of $1.6 million and net changes in working capital and other accounts. The primary account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased less commissions earned. This is generally a significant balance, and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

  For the year ended December 31, 1999, Cheap Tickets used cash in investing activities of $96.8 million, while in the prior period it used cash in investing activities of $4.8 million. Cash used in investing activities for the year ended December 31, 1999 included net purchases of short term marketable securities of $93.6 million and capital expenditures of $3.2 million. For the year ended December 31 1998 capital expenditures were $485,000. In 1999, Cheap Tickets received net proceeds from an initial public offering and the follow-on offering of $144.6 million, after deduction of underwriters' fees and other costs of issuance less $4.8 million to redeem mandatorily redeemable preferred stock and accumulated dividends. In 1998, Cheap Tickets received $496,000 in proceeds from the sale of a condominium office formerly used as a company office, of which $489,000 was used to pay the outstanding mortgage on the property.

  At December 31, 1999, Cheap Tickets maintained on hand cash and cash equivalents of $40.7 million and short term marketable securities of $98.6 million. Cheap Tickets' net working capital was $134.1 million. Cheap Tickets had available a $3 million credit facility with a bank which expired on December 5, 1999. Cheap Tickets had outstanding long-term debt net of current installments of $516,000 and capital lease obligations of $3,376,000.

  In January 2000, Cheap Tickets completed its stock repurchase program. Cheap Tickets repurchased 1,037,288 shares of its outstanding common stock for an aggregate price of $14.7 million through periodic open market transactions. All funds required for the repurchase of common stock were obtained from available cash resources and marketable securities.

  Cheap Tickets believes that its current cash and cash equivalents, short term marketable securities and anticipated cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future. Cheap Tickets spent approximately $7.9 million for capital expenditures in 1999, nearly all of which was used for technological improvements and upgrades. If cash generated from internal operations is not sufficient to satisfy Cheap Tickets' liquidity requirements, Cheap Tickets may seek to acquire bank lines or sell additional equity or debt securities. The sale of convertible debt or equity securities could result in additional dilution to Cheap Tickets' stockholders. There is no assurance that financing will be available in amounts or on terms acceptable to Cheap Tickets, if at all.

Recently Issued Accounting Standards

  In 1998, Cheap Tickets adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

  SFAS No. 130 states that all items that are required to be recognized under generally accepted accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 did not have an effect on Cheap Tickets' financial statements since the Company does not have elements of comprehensive income other than net earnings.

  SFAS No. 131 requires disclosures regarding segments of an enterprise and related information that reflects the different types of business activities in which the enterprise engages and the different economic environments in which it operates. Cheap Tickets manages its business as two operating segments established for Internet and Call Center operations.

  SFAS No. 132 standardized the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 (which does not change existing measurement or recognition standards for Cheap Tickets' defined contribution plan) did not have a material effect on Cheap Tickets' financial statements.

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal quarters of fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000. Currently, Cheap Tickets does not hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on Cheap Tickets' financial statements.

  The FASB issued SFAS No. 134 in October 1998 and SFAS No. 136 in June 1999 which do not apply to Cheap Tickets. In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which was effective shortly after issuance and did not have a material effect on Cheap Tickets' financial statements.

  In January 1999, Cheap Tickets adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities" issued by the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA). The implementation of these pronouncements did not have a material effect on Cheap Tickets' financial statements.

Year 2000 Compliance

  Cheap Tickets has taken steps to address potential Year 2000 problems. Cheap Tickets has formed a project team from its systems and technology, finance, telecom and operations departments. The project team was responsible for implementing the following four-phase process: (1) identifying the computer systems and products affected; (2) contacting vendors and suppliers; (3) determining the Year 2000 compliance status of each system and product; and
(4) implementing any necessary changes. Although to date the impact of Year 2000 issues has not been material to its systems, Cheap Tickets could experience residual Year 2000 issues that could have a material and adverse effect on Cheap Tickets' business, results of operations or financial condition if not properly addressed.

  Cheap Tickets currently has three types of computer systems or programs which may be affected by residual Year 2000 issues. They include: (1) reservations database systems, (2) PC/LAN systems and (3) non-informational technology systems. The reservations database systems involve the computer programs and products responsible for airline, cruise, car and hotel reservations and other transactional systems. PC/LAN systems include Cheap Tickets' personal computer network systems. Non-informational technology systems include systems or hardware containing embedded technology such as micro controllers.

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

Further, SABRE has advised Cheap Tickets that it has resolved Year 2000 issues for its main computer system--the airlines reservations system. In turn, Cheap Tickets has implemented all changes required by SABRE for Cheap Tickets to be Year 2000 compliant. There can be no assurances that SABRE will be compliant with residual Year 2000 issues and that the impact of SABRE's non-compliance, if any, would not be material.

  PC/LAN Systems. Cheap Tickets has completed the replacement of all of its PC/LAN computing systems. All the new PC/LAN systems being installed, including hardware, software, applications and operating systems, have been represented by their vendors to be Year 2000 compliant. Cheap Tickets believes that any systems that it has not yet replaced do not present any Year 2000 concerns because, to Cheap Tickets' knowledge, these systems already are Year 2000 compliant. In addition, Cheap Tickets is currently requiring that any new systems it purchases meet Year 2000 compliance requirements. There can be no assurances that such PC/LAN computing systems will be compliant with residual Year 2000 issues and that the impact of such non-compliance, if any, would not be material.

  Non-Informational Technology Systems. Cheap Tickets has evaluated its non-informational technology systems. Each of its operational centers has achieved Year 2000 compliance for these systems. Cheap Tickets has not developed a contingency plan in the event that any of its critical computer systems are not compliant with residual Year 2000 issues.

  Management believes that the expenses for ensuring Year 2000 compliance of its computer products and systems has not had a material adverse effect on operations or earnings, and can be financed out of cash flow from operations. Despite Cheap Tickets' assessment of current hardware and software, the assessment of Cheap Tickets' current state of compliance may not be fully accurate, and Cheap Tickets' plans for achieving full compliance with residual Year 2000 issues may not in fact be fully successful. Cheap Tickets is also in the process of attempting to verify that all of the products supplied by third-party vendors have either resolved the Year 2000 issue or have a published plan to do so. In certain cases, such as with SABRE, Cheap Tickets has relied in good faith on representations and warranties regarding Year 2000 compliance provided to it by third-party vendors of hardware and software, and on consultants. Such representations and warranties may not be accurate in all material respects and the advice or assessments of consultants may not be reliable. If third parties are not able to make their systems Year 2000 compliant in a timely manner, it could have a material and adverse effect on Cheap Tickets' business, results of operations and financial condition. Cheap Tickets has not developed a contingency plan to address the possibility that SABRE is unable to achieve compliance with residual Year 2000 issues and does not intend to do so.

  Federal Aviation Administration Readiness. On July 21, 1999, the FAA announced that all of its computer systems were fully Year 2000 compliant. According to the FAA's announcement, compliance had been verified by an independent contractor. The FAA's state of Year 2000 readiness could have a significant impact on air travel for an uncertain period of time after January 1, 2000. Air travel may be affected both by travelers' safety fears and by actual disruption caused by residual Year 2000 issues.

  Possible Air Traffic Disruption. A breakdown of the air control system, or other breakdowns generally resulting in reduced air traffic or less safe air travel, could have more serious impact on the air travel business generally and could affect Cheap Tickets' business, results of operations and financial condition more adversely. Management has not drawn any conclusions about whether any such residual Year 2000 effect will be experienced and, if so, how it will affect Cheap Tickets. In addition, Cheap Tickets has not developed a contingency plan to address this situation and does not intend to do so.

  Effect on Other Entities. Finally, Year 2000 issues may impact other entities with which Cheap Tickets does business, including, for example, airlines and those responsible for maintaining telephone and Internet communications. Accordingly, Cheap Tickets cannot predict the effect of Year 2000 problems on such entities. If these other entities fail to take preventive/or corrective actions in a timely manner, Year 2000 issues could have a material and adverse effect on Cheap Tickets' business, results of operations and financial condition. Cheap

Tickets has not yet developed a contingency plan to address the possibility that other entities with which it does business are unable to achieve compliance with Year 2000 issues and does not intend to do so.

Additional Factors That Could Affect Operating Results

  In addition to the other information we provide in this Annual Report on Form 10-K, you should carefully consider the following risks that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements contained herein. These are not the only risks we face. Some risks are not yet known to us and there are others we do not currently believe are material but could later turn out to be so. All of these could hurt our business.

For access to non-published fares, we depend on travel suppliers with which we have no long-term or exclusive contracts.

  For the year ended December 31, 1999, approximately 99% of our gross bookings came from the sale of airline tickets. Non-published fares represented about 64% of our airline gross bookings and 93% of our net revenues, and we believe that our continuing ability to obtain non-published fares is key to our success. Our business could be hurt by:

  . refusals by airlines to renew contracts for supply of non-published fares;

  .  lack of available excess capacity for an extended time period;

  .  renewals of the contracts on less favorable terms; or

  .  cancellation of contracts.

  Non-published fares are tickets we acquire from the airlines and resell to consumers at substantial discounts off published fares. The airlines sell us tickets at these non-published fares primarily to dispose of excess capacity without eroding published fare structures. We have contracts with more than 35 airlines that permit us to acquire non-published fares on routes designated in the contracts at specified prices. These contracts do not require airlines to provide a specific quantity of tickets or to deal with us exclusively. Although the terms vary, the typical contract is for a period from one to one and a half years, and many are cancelable on 30 days' notice or less. We have a consistent record of renewing these contracts, but airlines may decide not to do business with us or to dispose of excess capacity themselves or through others. At times in the past, airlines have renewed contracts with us on less favorable terms and this may continue to occur in the future. In addition, there may be times when they have less excess capacity to sell.

A large percentage of our sales of non-published fares currently comes from a limited number of suppliers.

  For the year ended December 31, 1999, approximately 49% of our sales of non-published fares came from tickets we bought from three airlines: Continental represented approximately 20%, TWA represented approximately 20%, and America West represented approximately 9%. In 1998, these same three airlines represented 49% of our sales of non-published fares. If one or more of these carriers were to discontinue to supply non-published fares to us, our business could be hurt.

  The percentages of non-published fare sales represented by our leading carriers are likely to change from year to year depending upon a variety of factors, including the availability of excess capacity from each carrier and the breadth of routes on which non-published fares are available. We typically engage in ongoing discussions with existing carriers about increasing the routes available for sale of non-published fares. From time to time, we also discuss potential new relationships for the supply of non-published fares with carriers with whom we currently do not have contracts.

Our travel suppliers may be acquired and then not continue to deal with us.

  We believe that our continued ability to obtain non-published fares is key to our success. Because many of our contracts are short-term and can be cancelled on short notice, we depend on our relationships with our suppliers for a continued supply of non-published fares. We also depend on continuation of our suppliers' policy of selling excess capacity through non-published fares. The acquisition of one of our suppliers could hurt our relationship with that supplier and/or could change that supplier's policy of dealing with excess capacity.

  In 1999, Reno Air was acquired by American Airlines. For the year ended December 31, 1999, Reno Air accounted for approximately 5% of our sales of non-published fares. American Airlines has made most of the former Reno Air routes available to us for the sale of non-published fares.

A decline in airline commission rates or the elimination of commissions could hurt our business.

  We earned approximately 33% of our gross profit for the year ended December 31, 1999 from commissions, including incentive overrides, paid by airlines. However, the airlines are not required to pay any particular commission rates or any commissions at all. If air carriers reduce, restrict or eliminate altogether commissions or impose surcharges for tickets not sold by them at any time, it could hurt our business. In recent years, airlines have reduced rates and capped per-ticket commissions. In addition, they have further reduced rates and capped commissions for online reservations.

Potential fluctuations in our financial results makes financial forecasting difficult.

  Our annual or quarterly results of operations may be below the expectations of public market analysts and investors. This could result in a decline in the value of our common stock.

  Our business is seasonal due to customers' leisure travel patterns and changes in the availability of non-published fares. We typically have higher sales and gross profit in the second and third quarters and lower sales and gross profit in the fourth quarter, and historically we have experienced losses in net income in the fourth quarter. During periods of high-volume air travel, such as occur in the fourth quarter of each year, we historically have had access to fewer non-published fares, and such fares on certain major routes may be unavailable. Online gross bookings may also tend to be seasonal and may decline or grow less rapidly in the summer months. The seasonal sales cycle is fairly predictable, but the cycle may shift year-to-year, corresponding to changes in the economy or other factors affecting the market such as price wars which recently occurred in the fourth quarter of 1999. This could lead to unusual volatility in revenues and earnings.

  Gross profit may be impacted by a number of different factors, including:

  .  the number of fares sold;

  . the percentage of gross bookings represented by non-published fare sales;

  . the gross margin percentages on non-published fare sales. These percentages in turn can be impacted by the sales mix of airlines, whose net fare prices to us vary, and by competitive factors on various routes and the possible elimination of profitable routes;

  .  rates of commissions on published fare sales; and

  .  the amount of volume bonuses.

  Any change in these factors could materially affect our gross margins and operating results in future periods. Other events outside our control, including those set forth in other risk factors, may cause us to experience significant fluctuations in revenues and earnings.

  We intend to increase operating expenses in anticipation of future sales. If these increased sales do not occur or occur only in subsequent periods, we may experience downward fluctuations in our earnings.

  In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

A decline in leisure travel or disruptions in travel generally could hurt our business.

  We earn almost all our revenues from the travel industry, particularly from leisure travel. Leisure travel is highly sensitive to personal discretionary spending levels and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce leisure travel are likely to hurt our business. These may include:

  .  political instability;

  .  regional hostilities;

  .  terrorism;

  .  fuel price escalation;

  .  travel-related accidents;

  .  bad weather; or

  .  airline or other travel related strikes.

  A number of airlines are currently in various stages of negotiation with unions representing their employees. If those negotiations fail and the unions select to strike or effect a slowdown, our business could be harmed.

We face actual and potential competition from many sources.

  We compete in ticket sales against travel wholesalers, consolidators, online travel companies, airlines and travel agents based on price and the quality of service to the customer. In the leisure travel market, we also compete against frequent flyer awards and charter flights. Increased competition may result in reduced operating margins, loss of market share and decreased brand recognition. Ultimately, we may not be able to compete successfully against current and future competitors.

  Among other factors, our success depends heavily on our access to non-published fares, on our brand recognition and on the ability of our systems to integrate our non-published fares with published fares to offer customers a broad choice. Some of our competitors, including the air carriers themselves, have longer histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These competitors may be able to replicate the factors that make us successful. They may also enter into strategic or commercial relationships with larger, established and well-financed companies. Some of our competitors have agreements to buy non-published fares from our major suppliers. For example, Priceline.com, Inc. signed an agreement to purchase non-published tickets from Continental, United, American Airlines and others, and has granted warrants to purchase Priceline.com common stock to certain carriers. Our competitors may be able to induce one or more of our suppliers of non-published fares, through pricing, equity or other incentives, to cease doing business with us, or to do business with us on less favorable terms. They might also be able to build strong brand recognition in the leisure travel market, through widespread advertising and other marketing efforts. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns on the Internet. Competitors may also devote substantially more resources to website and systems development than we do. Any or all of these developments could bring heavy competitive pressures to bear on us.

  We also face the prospect of competition from potential competitors not yet in the leisure travel market. We believe that potential competitors are likely to be large, well-financed companies with existing brand name recognition and proven retail distribution ability. For a more complete description of the competitive environment in which we operate, please refer to "Item 1. Business--Competition."

The success of our business will depend on continued growth of online commerce and Internet infrastructure.

  Our future revenues and profits depend, to a certain degree, upon the widespread acceptance and use of the Internet and online services as a medium for commerce by customers and sellers. If acceptance and growth of Internet use does not continue, it will hurt our business.

  Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of customers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty. There are few proven products and services. For us to achieve significant growth, customers who have historically used traditional means of commerce will instead need to elect to purchase products and services online, and sellers of products and services will need to accept or expand use of the Internet as a channel of distribution. Our revenues and profits depend on customers visiting our website and actually purchasing tickets. Customers could potentially use the site for route information and choose to purchase tickets directly from the airlines or elsewhere.

  The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.

  Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on the Cheap Tickets website. It is unlikely that we could make up for the level of orders lost in those circumstances by increased phone orders. In addition, the Internet could lose its viability by reason of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

Our brand may not achieve the broad recognition necessary to succeed.

  We believe that we must maintain and enhance the Cheap Tickets brand to continue to attract and expand business. Failure to maintain and enhance our brand could hurt our business.

  The success of the Cheap Tickets brand will depend to a certain extent on our ability to enhance our advertising programs. The number of Internet sites that offer competing services increases the importance of establishing and maintaining our brand name recognition. Many online sites already have well-established brands in online services or the travel industry generally. We intend to expand significantly our advertising expense, including national television and radio promotions, but these expenditures may not result in increased business activity or the desired enhancement of brand recognition. This could adversely affect our results of operations.

We may be unable to manage our rapid growth effectively.

  We have rapidly and significantly expanded our operations and anticipate further significant expansion. Our inability to manage growth effectively could hurt our business.

  We have recently added a number of key managerial and technical employees, and we expect to add additional key personnel in the future. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we plan to:

  . improve and upgrade transaction-processing, operational, customer service and financial systems, procedures and controls;

  . maintain and expand our relationships with various travel service suppliers, Internet portals and other travel-related website companies and other third parties necessary to our business;

  .  expand our finance, administrative and operations staff;

  .  continue to attract, train and manage our employee base; and

  .  implement a disaster recovery program.

  Our current and planned personnel, systems, procedures and controls may be inadequate to support our planned growth, and our management may not be able to identify, manage and exploit existing and potential market opportunities successfully.

We may not be able to keep up with the industry's rapid technological and other changes.

  The industry in which we compete is characterized by:

  .  rapid technological change;

  .  changes in user and customer requirements and preferences;

  . frequent new product and service introductions embodying new technologies;

  .  the emergence of new industry standards and practices; and

  . the emerging importance of the Internet and the proliferation of companies offering Internet-based products and services.

  These developments could render our existing online sites and proprietary technology and systems quickly obsolete. Our inability to modify or adapt our infrastructure in a timely manner or the expenses incurred in making such adaptations could hurt our business.

  As a result, we will be required to continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success will depend, in part, on our ability to enhance our existing services and develop new services in a cost-effective and timely manner. The development of proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. We may not be able to adapt successfully to customer requirements or emerging industry standards. In addition, the widespread adoption of Internet, networking or telecommunications technologies or other technologies could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

Our computer and communications systems are vulnerable to business interruptions.

  Our ability to receive and fill orders through our call centers or online and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. The occurrence of interruptions, delays, loss of data or the inability to accept and confirm customer reservations could hurt our business.

  Our online servers are located in Sunnyvale, California and Herndon, Virginia; The SABRE Group's computers are located in Tulsa, Oklahoma; our communication systems are located at four call centers; and our accounting systems' computers are located in Hawaii. These systems and operations are vulnerable to damage or interruption from power loss, telecommunications failure, break-ins, natural disasters and similar events. Recently, the operations of several major online companies were disrupted by "data floods" from hackers, and we may be vulnerable to similar acts of sabotage.

  We currently do not carry adequate business interruption insurance. Although we have adopted network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These kinds of events could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could hurt our business.

Interruptions in service from third parties could hurt our business.

  We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline and hotel industries to make airline ticket and hotel room reservations. Any interruption in these third-party services or a deterioration in their performance could hurt our business. If our arrangement with any of these third parties is terminated, we may not find an alternative source of systems support on a timely basis or on commercially reasonable terms.

  We rely on third parties to print our airline tickets and arrange for their delivery. We rely on third parties to host our online system's infrastructure, web and database servers.

  We currently rely on SABRE for our general reservations system, including customer profiling, making reservations and credit card verification and confirmations. Currently, over 90% of our computing transactions are processed through the SABRE systems. Our technology relationship with SABRE for Internet operations will further increase our dependency. If we or SABRE ever elect to terminate the existing relationship, we would be forced to convert to another provider. This conversion could require a substantial commitment of time and resources and hurt our business.

Our current reservation systems may not be able to handle all calls adequately.

  Our call centers have not been able to answer all calls or service all inquiries adequately. Our systems' lack of capacity to handle the demands of our customers can cause unanticipated system disruptions, slower response times, poor customer service, impaired quality and speed of reservations and confirmations and delays in reporting accurate financial information. These problems could hurt our business.

  If we experience a substantial increase in our web traffic or in reservations beyond expected levels, we may need to expand and upgrade our technology, transaction-processing systems and network infrastructure beyond planned levels of improvement. If we fail to expand and upgrade in a timely manner, our business could be hurt. In addition, we may not be able to:

  .  project accurately the rate or timing of increases in demand;

  . upgrade our systems and infrastructure to accommodate future traffic levels;

  . integrate successfully any newly developed or purchased technology with our existing systems; or

  .  upgrade and expand our systems in a timely or efficient manner.

Online security breaches could hurt our business.

  In our business, secured transmission of confidential information over public networks is essential to maintain consumer and supplier confidence. If any compromise of our security were to occur, it could hurt our business.

  Concerns over the security of transactions conducted on the Internet and the potential compromise of customer privacy may inhibit the growth of commercial online services as a means of conducting commercial transactions. We have expended significant resources to protect against security breaches and to alleviate problems caused by such breaches, and we may need to make further expenditures for this purpose in the future. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to transmit securely confidential information, such as customer credit card numbers. In addition, we maintain an extensive confidential database of customer profiles and transaction information. Our current security measures may not be adequate and advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the methods we use to protect customer transaction and personal data. A party who can circumvent our security might be able to misappropriate proprietary information or cause interruptions in our operations. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information.

If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

  We depend substantially on the continued services and performance of our senior management, particularly Michael J. Hartley, the Chairman of the Board and Chief Executive Officer, Sam Galeotos, President and Chief Operating Officer, and certain other key personnel. The loss of the services of any of these executive officers or other key employees could hurt our business.

  We have employment agreements with only certain of our key personnel. In addition, most members of our senior management group have been recruited and hired over the past 24 months. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us.

  Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense. The location of our headquarters in Hawaii may also make it more difficult to attract qualified personnel from the mainland. We may not be able to attract, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in attracting a sufficient number of qualified software developers for our online services and transaction-processing systems. The failure to retain and attract necessary technical, managerial, marketing and customer service personnel could hurt our business and impair our growth strategy.

  Although none of our employees is represented by a labor union, our employees may join or form a labor union.

Our business could be hurt if we do not offer new services successfully.

  We plan to introduce new and expanded services. Our inability to generate revenues from such expanded services or products sufficient to offset their development or offering cost could hurt our business. Our alternative products, including cruises, auto rentals and hotel room reservations, represented less than 1% of our gross bookings for the year ended December 31, 1999. Our business strategy is to increase the percentage of such alternate travel offerings as a percentage of our revenues. We may not be able to offer such services in a cost-effective or timely manner and our efforts may not be successful. Further, any new service that is not favorably received by customers could damage our reputation or brand name. Expansion of our services could also require significant additional expenses and may strain our management, financial and operational resources. If we cannot obtain alternate travel offerings in the future, we may not be able to benefit fully from our growth strategy.

Our business could be hurt if we make acquisitions that are not successful.

  We may in the future broaden the scope and content of our business through the acquisition of existing complementary businesses. We may not be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could hurt our business.

  We may consider the acquisition of companies providing similar services in international markets or in other sectors of the travel industry in the future. Future acquisitions would expose us to increased risks. These include risks associated with:

  .  the assimilation of new operations, sites and personnel;

  . the diversion of resources from our existing businesses, sites and technologies;

  . the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs;

  .  the maintenance of uniform standards, controls, procedures and policies;
     and

  . the impairment of relationships with employees and customers as a result of integration of new businesses.

  Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses.

Our business could be hurt if our international expansion is not successful.

  One component of our growth strategy is to expand internationally. International expansions will present us with special problems of adapting to foreign business customs and regulations and of managing staff effectively from a distance. If we do not address these problems adequately, our international expansion may not produce desired results. This could hurt our business. We may expend significant financial and management resources to establish local offices overseas, create localized user interfaces and comply with local customs and regulations. If the revenues generated by these international operations are insufficient to offset the expense of establishing and maintaining them, our business could be hurt. To date, we have no experience in developing localized versions of our online sites or offshore call centers and only limited experience in marketing and distributing our travel services internationally. We may not be able to expand our operations successfully in such markets. Conducting business on an international level also involves certain inherent risks, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, currency rate fluctuations, seasonality in leisure travel in certain countries and potentially adverse tax consequences.

We may be unable to meet our future capital requirements.

  We may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures if we lack adequate funds. This could hurt our business. Alternatively, if we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Further, any new securities could have rights, preferences and privileges senior to those of the common stock.

  We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on acceptable terms. For more information on management's view of liquidity and capital resources, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Our success depends on our ability to protect our intellectual property.

 Trademarks, copyrights and trade secrets

  We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. Claims, infringement or misappropriation by third parties may hurt our business. We rely on a combination of laws and contractual restrictions, including trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to establish and protect our proprietary rights. However, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies. We pursue the registration of certain of our key trademarks and service marks in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available. The steps we have taken to protect our proprietary rights may not be adequate, third parties may infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights, and we may be required to incur significant expenses preserving our rights. In addition, other parties may assert infringement claims against us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 Domain names

  We currently hold the Internet domain name "www.cheaptickets.com," as well as various other related names. Third parties may acquire domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights which may hurt our business. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain the "www.cheaptickets.com" domain name in all of the countries in which we conduct business.

Regulatory and legal uncertainties could harm our business.

  Certain segments of the travel industry are heavily regulated by the United States and other governments. Accordingly, certain services offered by us are affected by such regulations. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could hurt our business.

  We are subject to federal regulations prohibiting unfair and deceptive practices. In addition, federal regulations concerning the display and presentation of information currently applicable to airline booking services could be extended to us in the future, as well as other laws and regulations aimed at protecting customers accessing online or other travel services. In California, Hawaii and certain other states, we are required to register as a seller of travel, comply with certain disclosure requirements and participate in the state's restitution fund.

  We are also subject to regulations applicable to businesses generally and laws or regulations applicable to online commerce. Currently, few laws and regulations directly apply to the Internet and commercial online services. However, it is possible that laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. Such laws would likely impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services and increase our cost of doing business, or otherwise hurt our business.

  Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

  Federal legislation imposing certain limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, imposes on electronic commerce a three-year moratorium on state and local taxes imposed after October 1, 1998 but only where such taxes are discriminatory on Internet access. It is possible that the legislation could not be renewed when it terminates in October 2001. Failure to renew the legislation could allow state and local government to impose taxes on Internet-based sales, and such taxes could hurt our business.

Our stock price is likely to be volatile.

  The market price of the common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control:

  .  quarterly variations in our operating results;

  . operating results that vary from the expectations of securities analysts and investors;

  . changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  . changes in market valuations of other travel, Internet or online service companies;

  . announcements of technological innovations or new services by us or our competitors;

  . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  loss of one or more major travel suppliers;

  .  additions or departures of key personnel;

  .  future sales of our common stock; and

  .  stock market price and volume fluctuations.

  Domestic and international stock markets often experience extreme price and volume fluctuations. These fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, may adversely affect the market price of our common stock. The market prices for stocks of Internet-related and technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices often are not sustainable and are subject to wide variations. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

The market price of our stock could be adversely affected because a significant portion of our stock is closely controlled.

  At March 13, 2000, Michael J. Hartley, Chairman of the Board, Chief Executive Officer and President of Cheap Tickets, and Sandra T. Hartley, Vice President, Employee Relations and Director and wife of Michael J. Hartley, together with their respective affiliates, beneficially owned approximately 49.0% of our outstanding common stock, subject to certain adjustments. Such ownership could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of our common stock could be adversely affected. If they act together, they will effectively have the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs.

Anti-takeover provisions affecting us could prevent or delay a change of control.

  Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. This could have an adverse impact on the market price of our common stock. We have no present plans to issue any shares of preferred stock, but we may do so. The rights of the holders of common stock may be subject to, and adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Moreover, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Cheap Tickets without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions permitting stockholders to take action by written consent with a two-thirds vote and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Cheap Tickets. These governance provisions also could hurt the market price of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Cheap Tickets does not use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

Item 8. Financial Statements and Supplementary Data.

  See pages F-1 through F-21 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

  The SEC allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

Item 10. Directors and Executive Officers.

  Information required by this Item 10 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

Item 11. Executive Compensation.

  Information required by this Item 11 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information required by this Item 12 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

Item 13. Certain Relationships and Related Transactions.

  Information required by this Item 13 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

  Our financial statements and the report of independent accountants are set forth on pages F-1 through F-21 (See index on page F-1).

(a)(2) Financial Statement Schedules

  All schedules to our financial statements are omitted because of the absence of the conditions under which they are required.

(a)(3) List of Exhibits

  See Exhibit Index.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the fourth quarter of 1999.

(c) Exhibits

  Reference is made to the Exhibits index and exhibits filed as a part of this Annual Report.

(d) Additional Financial Statements

  Not applicable.

Exhibits

 Exhibit
   No.                           Description                           Note No.
 -------                         -----------                           --------
  3.1*   Certificate of Incorporation.

  3.2*   Form of First Amended and Restated Certificate of
          Incorporation.

  3.3*   Bylaws.

  3.4*   Form of First Amended and Restated Bylaws.

 10.1*#  1997 Stock Option Plan.

 10.2*#  1999 Stock Incentive Plan.

 10.3*#  Form of Severance Agreement for Michael J. Hartley and
          Sandra T. Hartley.

 10.4*#  Form of Indemnification Agreement.

 10.5**  The Commerce Tower Office Lease dated July 2, 1995 between
          Tosei Shoji Co. and Cheap Tickets, Inc., as amended by the
          1st Amendment to the Commerce Tower Office Lease dated
          June 14, 1996, the 2nd Amendment to the Commerce Tower
          Office Lease dated October 9, 1997, the 3rd Amendment of
          Commerce Tower Office Lease dated December 2, 1998, the
          Amendment of Commerce Tower Office Lease for Additional
          Premises, Suite 901 dated July 14, 1999, and the Amendment of Commerce Tower Office Lease for Additional Premises,
          Suite 915 dated July 14, 1999.

 10.6*   Sublease dated June 1, 1998 between Levi Straus & Co. and
          Cheap Tickets, Inc.

 10.7*   Lease Agreement dated January 19, 1994 between Airport
          Center Associates LP and Cheap Tickets, Inc., as amended
          by the 1st Amendment to Lease dated July 20, 1994 and the
          2nd Amendment to Lease dated April 25, 1997.

  Exhibit
    No.                           Description                          Note No.
  -------                         -----------                          --------
 10.8**    Commercial Lease Agreement dated December 22, 1998
            between Connell Development Co. and Cheap Tickets, Inc.,
            as amended by the 1st Amendment to the Commercial Lease
            Agreement dated May 17, 1999.

 10.9+*    1994 Net Fare/Commission Agreement dated October 18, 1993
            between Continental Airlines, Inc. and Cheap Tickets,
            Inc., as amended by Addendum dated November 12, 1998.

 10.10+*   1999 Net Consolidator Agreement dated November 1, 1998
            between Trans World Airlines, Inc. and Cheap Tickets,
            Inc.

 10.11+*   Consolidator Agreement dated December 14, 1998 between
            America West Airlines, Inc. and Cheap Tickets, Inc.

 10.12*    Credit Agreement dated November 26, 1997 between Bank of
            Hawaii and Cheap Tickets, Inc., as amended by First Loan
            Modification Agreement dated as of June 15, 1998; and
            Security Agreement dated November 26, 1997 between Bank
            of Hawaii and Cheap Tickets, Inc.

 10.13+*   Subscriber Agreement dated December 31, 1998 between The
            SABRE Group, Inc. and Cheap Tickets, Inc., as amended by
            Amendment No. 1 to SABRE Subscriber Agreement dated
            December 31, 1998.

 10.14+*   Agreement for Negotiated Fares Maintenance dated July 15,
            1994 between SABRE Travel Information Network and CTI
            Corporation.

 10.15*    Sabre TravelBase System Lease Agreement between SABRE
            Travel Information Network and Cheap Tickets, Inc.

 10.16+*** 2000 Net Consolidator Program Agreement dated June
            23,1999 between Trans World Airlines, Inc. and Cheap
            Tickets, Inc.

 10.17#    Employment Agreement dated as of October 25, 1999 between
            Sam E. Galeotos and Cheap Tickets, Inc.

 10.18#    Promissory Note dated October 31, 1999 by Sam E. Galeolos
            to Cheap Tickets, Inc.

 10.19+    Consolidator Agreement dated February 4, 2000 between
            America West Airlines, Inc. and Cheap Tickets, Inc.

 23.1      Consent of PricewaterhouseCoopers LLP.

 27.1      Financial Data Schedule.

--------
  * Incorporated by reference from Registration Statement No. 333-70841, as amended, originally filed with Securities and Exchange Commission on January 20, 1999.

 ** Incorporated by reference from Registration Statement No. 333-84323, as amended, originally filed with Securities and Exchange Commission on August 3, 1999.

*** Incorporated by reference from Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999.

  # Management contract or compensatory plan or arrangement.

  + Portions have been omitted pursuant to a confidential treatment request.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2000.

                                          CHEAP TICKETS, INC.

                                             /s/ Michael J. Hartley
                                          By __________________________________
                                          Name: Michael J. Hartley
                                          Title: Chief Executive Officer and
                                                 Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Michael J. Hartley                                March 29, 2000
___________________________________________
Michael J. Hartley
Chief Executive Officer and Chairman of the
Board

 /s/ Sam E. Galeotos                                   March 29, 2000
___________________________________________
Sam E. Galeotos
President and Chief Operating Officer and
Director

 /s/ Dale K. Jorgenson                                 March 29, 2000
___________________________________________
Dale K. Jorgenson
Vice President of Finance and Chief Financial Officer
 /s/ Sandra T. Hartley                                 March 29, 2000
___________________________________________
Sandra T. Hartley
Director

 /s/ Cece Smith                                        March 29, 2000
___________________________________________
Cece Smith
Director

 /s/ George R. Mrkonic                                 March 29, 2000
___________________________________________
George R. Mrkonic
Director

 /s/ Giles H. Bateman                                  March 29, 2000
___________________________________________
Giles H. Bateman
Director

 /s/ A. Maurice Myers                                  March 29, 2000
___________________________________________
A. Maurice Myers
Director

                              CHEAP TICKETS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2

Balance Sheets............................................................. F-3

Statements of Operations................................................... F-4

Statements of Stockholders' Equity......................................... F-5

Statements of Cash Flows................................................... F-6

Notes to Financial Statements.............................................. F-8

                       Report of Independent Accountants

The Stockholders and Board of Directors
Cheap Tickets, Inc.

  In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cheap Tickets, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Honolulu, Hawaii
February 7, 2000

                              CHEAP TICKETS, INC.

                                 BALANCE SHEETS

                           December 31, 1998 and 1999

                                                        1998          1999
                                                     -----------  ------------
                  ASSETS (Note 4)
                  ---------------
Current Assets:
  Cash and cash equivalents........................  $ 2,973,988  $ 40,717,517
  Marketable securities............................    4,935,229    98,579,668
  Trade accounts and other receivables.............      924,348     4,519,775
  Refundable income taxes..........................          --        355,568
  Ticket inventories...............................      286,331       348,263
  Other current assets.............................      725,692     1,370,158
                                                     -----------  ------------
   Total current assets............................    9,845,588   145,890,949
Property and equipment, net (Note 3)...............    2,999,418     9,263,101
Other assets.......................................      380,846       456,665
                                                     -----------  ------------
                                                     $13,225,852  $155,610,715
                                                     ===========  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current Liabilities:
  Accounts payable.................................  $ 4,681,055  $  7,131,497
  Accrued salaries.................................      399,167     1,763,380
  Accrued vacation.................................      421,288       540,000
  Accrued expenses and other liabilities...........      222,321       376,592
  Current installments of long-term debt (Note 4)..      221,469       132,806
  Current installments of capital lease obligations
   (Note 9)........................................      287,809     1,405,080
  Deferred revenue, current........................          --        400,000
  Income taxes payable.............................      139,640           --
                                                     -----------  ------------
   Total current liabilities.......................    6,372,749    11,749,355
Long-term debt, excluding current installments
 (Note 4)..........................................      585,556       516,503
Capital lease obligations, excluding current
 installments (Note 9).............................      652,359     3,376,119
Deferred revenue, non-current......................           --     1,200,000
Other noncurrent liabilities.......................       93,961       155,879
                                                     -----------  ------------
   Total liabilities...............................    7,704,625    16,997,856
                                                     -----------  ------------
Commitments and contingencies (Notes 8, 9, 11 and
 12)
Mandatorily redeemable cumulative preferred stock,
 $1 par value (aggregate
 involuntary liquidation preference of $4,250,000,
  plus unpaid cumulative
 dividends). Issued and outstanding 425,000 shares
  in 1998 and none in 1999 (Note 5)................    4,136,028           --
                                                     -----------  ------------
Stockholders' Equity (Notes 5, 6, 10 and 11):
  Preferred stock, $1 par value in 1998 and $0.01
   par value in 1999
  Authorized--5,000,000 shares in 1998 and
   10,000,000 shares in 1999
  Issued--none in 1998 and 1999 (except for 425,000
   shares of mandatorily
  redeemable cumulative preferred stock shown
   above)..........................................          --            --
  Common stock, $0.01 par value in 1998 and $0.001
   par value in 1999
  Authorized--70,000,000 shares
  Issued--14,473,676 shares in 1998 and 24,025,413
   shares in 1999..................................       10,338        24,025
  Additional paid-in capital.......................    1,246,937   146,002,475
  Unearned compensation............................     (696,275)     (382,094)
  Retained earnings................................      824,199     7,708,455
  Treasury stock, at cost--1,037,288 common shares
   in 1999.........................................          --    (14,740,002)
                                                     -----------  ------------
   Total stockholders' equity......................    1,385,199   138,612,859
                                                     -----------  ------------
                                                     $13,225,852  $155,610,715
                                                     ===========  ============

    The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.

                            STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1997, 1998 and 1999

                                          1997          1998          1999
                                      ------------  ------------  ------------
Non-published fares.................  $ 96,379,304  $159,845,855  $317,259,900
Published fare commissions and
 bonuses............................     6,470,082    11,268,472    22,349,477
                                      ------------  ------------  ------------
    Net revenues....................   102,849,386   171,114,327   339,609,377
Cost of sales.......................    81,370,511   136,067,182   271,561,665
                                      ------------  ------------  ------------
Gross profit........................    21,478,875    35,047,145    68,047,712
Selling, general and administrative
 expenses...........................    23,091,193    33,411,112    59,276,624
                                      ------------  ------------  ------------
Net operating income (loss).........    (1,612,318)    1,636,033     8,771,088
Other income (deductions):
  Interest income...................       183,723       374,269     4,310,746
  Interest expense..................      (185,428)     (148,253)     (261,256)
  Loss on sale or disposal of
   property and equipment...........        (2,164)      (48,786)      (19,839)
  Loss on sale of marketable
   securities.......................           --            --        (18,512)
  Other, net........................           994        (7,731)       76,994
                                      ------------  ------------  ------------
                                            (2,875)      169,499     4,088,133
                                      ------------  ------------  ------------
Earnings (loss) before income
 taxes..............................    (1,615,193)    1,805,532    12,859,221
Income taxes (Note 7)...............      (606,633)      740,268     5,272,281
                                      ------------  ------------  ------------
Net earnings (loss).................    (1,008,560)    1,065,264     7,586,940
Preferred dividends.................      (170,000)     (340,000)      (78,712)
Accretion of mandatorily redeemable
 cumulative preferred stock
 discount...........................       (87,066)     (174,132)      (36,657)
Redemption of mandatorily redeemable
 cumulative preferred stock.........           --            --       (587,315)
                                      ------------  ------------  ------------
Income (loss) available to common
 shares.............................  $ (1,265,626) $    551,132  $  6,884,256
                                      ============  ============  ============
Basic earnings (loss) per common
 share..............................  $      (0.09) $       0.04  $       0.33
                                      ============  ============  ============
Average common shares outstanding...    14,847,322    14,567,084    20,731,375
                                      ============  ============  ============
Diluted earnings (loss) per common
 share..............................  $      (0.09) $       0.03  $       0.31
                                      ============  ============  ============
Average diluted common shares
 outstanding........................    14,847,322    17,920,868    22,060,051
                                      ============  ============  ============

    The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1997, 1998 and 1999

                             Common Stock       Additional                                               Total
                          -------------------    Paid-in       Unearned    Retained      Treasury    Stockholders'
                            Shares    Amount     Capital     Compensation  Earnings       Stock         Equity
                          ----------  -------  ------------  ------------ -----------  ------------  -------------
Balance at December 31,
 1996...................       1,053  $ 1,053  $     45,842   $ (42,071)  $ 1,538,768  $        --   $  1,543,592
Net loss................                  --            --          --     (1,008,560)          --     (1,008,560)
Issuance of common stock
 (Note 5)...............                  --        510,652         --            --            --        510,652
Accretion to mandatorily
 redeemable cumulative
 preferred stock
 redemption price (Note
 5).....................                  --            --          --        (87,066)          --        (87,066)
1000-for-1 common stock
 split (Note 6).........   1,051,947    9,477        (9,477)        --            --            --            --
Stock dividend (Note
 6).....................       7,523       75           --          --            (75)          --            --
Accrual of dividends on
 mandatorily redeemable
 cumulative preferred
 stock (Note 5).........                  --            --          --       (170,000)          --       (170,000)
Amortization of unearned
 compensation (Note
 10)....................                  --            --       22,944           --            --         22,944
                          ----------  -------  ------------   ---------   -----------  ------------  ------------
Balance at December 31,
 1997...................   1,060,523   10,605       547,017     (19,127)      273,067           --        811,562
Net earnings............                  --            --          --      1,065,264           --      1,065,264
Accretion to mandatorily
 redeemable cumulative
 preferred stock
 redemption price (Note
 5).....................                  --            --          --       (174,132)          --       (174,132)
Accrual of dividends on
 mandatorily redeemable
 cumulative preferred
 stock (Note 5).........                  --            --          --       (340,000)          --       (340,000)
Reversal of amortization
 of unearned
 compensation (Note
 10)....................                  --            --       (3,820)          --            --         (3,820)
Forfeiture of common
 stock (Note 10)........     (26,689)    (267)      (22,680)     22,947           --            --            --
Stock option
 compensation (Note
 11)....................                  --        722,600    (722,600)          --            --            --
Amortization of unearned
 stock option
 compensation (Note
 11)....................                  --            --       26,325           --            --         26,325
                          ----------  -------  ------------   ---------   -----------  ------------  ------------
Balance at December 31,
 1998...................   1,033,834   10,338     1,246,937    (696,275)      824,199           --      1,385,199
Net earnings............                  --            --          --      7,586,940           --      7,586,940
14-for-1 common stock
 split..................  13,439,842    4,136        (4,136)        --            --            --            --
Accretion to mandatorily
 redeemable cumulative
 preferred stock
 redemption price (Note
 5).....................                  --            --          --        (36,657)          --        (36,657)
Accrual of dividends on
 mandatorily redeemable
 cumulative preferred
 stock (Note 5).........                  --            --          --        (78,712)          --        (78,712)
Redemption of
 mandatorily redeemable
 cumulative preferred
 stock (Note 5).........                  --            --          --       (587,315)          --       (587,315)
Exercise of common stock
 warrants (Note 5)......   2,969,375    2,969          (848)        --            --            --          2,121
Sale of common stock
 under public offerings,
 net of expenses (Note
 6).....................   6,525,000    6,525   144,603,522         --            --            --    144,610,047
Exercise of stock
 options................      56,560       56        13,565         --            --            --         13,621
Other issuance of common
 stock..................         802        1        12,982         --            --            --         12,983
Purchase of 1,037,288
 treasury shares........                  --            --          --            --    (14,740,002)  (14,740,002)
Income tax benefit for
 stock option
 compensation ..........                  --        350,674         --            --            --        350,674
Amortization and
 forfeiture of unearned
 stock option
 compensation (Note
 11)....................                  --       (220,221)    314,181           --            --         93,960
                          ----------  -------  ------------   ---------   -----------  ------------  ------------
Balance at December 31,
 1999...................  24,025,413  $24,025  $146,002,475   $(382,094)  $ 7,708,455  $(14,740,002) $138,612,859
                          ==========  =======  ============   =========   ===========  ============  ============

    The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1997, 1998 and 1999

                                           1997         1998          1999
                                        -----------  -----------  -------------
Cash flows from operating activities:
  Net earnings (loss).................  $(1,008,560) $ 1,065,264  $   7,586,940
  Adjustments to reconcile net
   earnings (loss) to net cash
  provided by operating activities--
   Deferred income taxes..............      (19,053)    (102,049)      (151,875)
   Depreciation and amortization......      370,237      563,514      1,630,599
   Stock option compensation..........          --        26,325         93,960
   Stock compensation expense
    (benefit).........................       22,944       (3,820)           --
   Amortization of discount on
    marketable securities.............           --      (51,029)       (38,703)
   Loss on sale or disposal of
    property and equipment............        2,164       48,786         19,839
   Loss on sale of marketable
    securities........................          --           --          18,512
   Changes in:
     Trade accounts and other
      receivables.....................      152,199     (269,202)    (3,595,427)
     Refundable income taxes..........     (663,209)     663,209         (4,894)
     Ticket inventories...............      142,998     (166,560)       (61,932)
     Other current assets.............     (105,790)    (289,087)      (422,787)
     Other noncurrent assets..........      (26,267)    (242,743)       (79,900)
     Accounts payable.................    2,516,670      295,276      2,450,443
     Accrued salaries.................       92,702       61,712      1,364,213
     Accrued vacation.................       31,460      342,120        118,712
     Income taxes payable.............     (200,336)     139,640       (139,640)
     Accrued expenses and other
      liabilities.....................       89,606       81,416        154,271
     Deferred revenue.................          --           --       1,600,000
     Other noncurrent liabilities.....       64,952     (155,284)        (7,886)
                                        -----------  -----------  -------------
       Net cash provided by operating
        activities....................    1,462,717    2,007,488     10,534,445
                                        -----------  -----------  -------------
Cash flows from investing activities:
  Capital expenditures................     (496,406)    (484,817)    (3,159,988)
  Proceeds from sale of property and
   equipment..........................       10,075      551,214         10,900
  Purchases of marketable securities..          --    (4,884,200)  (119,209,534)
  Proceeds from sale of marketable
   securities.........................          --            --     25,585,286
                                        -----------  -----------  -------------
       Net cash used in investing
        activities....................     (486,331)  (4,817,803)   (96,773,336)
                                        -----------  -----------  -------------
Cash flows from financing activities:
  Proceeds from issuance of
   mandatorily redeemable cumulative
  preferred stock and common stock
   warrants, net......................    3,875,482          --             --
  Redemption of mandatorily redeemable
   cumulative preferred stock.........          --           --      (4,838,712)
  Proceeds from issuance of common
   stock, net of expense paid.........          --           --     144,638,771
  Purchases of treasury stock.........          --           --     (14,740,002)
  Proceeds from issuance of long-term
   debt...............................          --       307,200        235,875
  Principal payments on long-term
   debt...............................      (56,960)    (627,138)      (393,591)
  Proceeds from issuance of other
   debt...............................      500,000          --             --
  Principal payments on other debt....     (500,000)         --             --
  Principal payments on capital lease
   obligations........................     (123,786)    (150,165)      (919,921)
                                        -----------  -----------  -------------
       Net cash provided by (used in)
        financing activities..........    3,694,736     (470,103)   123,982,420
                                        -----------  -----------  -------------
       Net increase (decrease) in cash
        and cash equivalents..........    4,671,122   (3,280,418)    37,743,529
Cash and cash equivalents at beginning
 of period............................    1,583,284    6,254,406      2,973,988
                                        -----------  -----------  -------------
Cash and cash equivalents at end of
 period...............................  $ 6,254,406  $ 2,973,988  $  40,717,517
                                        ===========  ===========  =============

    The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.

                  Years Ended December 31, 1997, 1998 and 1999

                                                     1997     1998      1999
                                                   -------- -------- ----------
Supplemental cash flow information:
  Cash paid during the year for:
    Interest...................................... $185,428 $145,447 $  264,062
    Income taxes, net of refunds received.........  275,965   39,467  5,538,910
  Noncash investing and financing activities:
    Unearned compensation for stock options
     granted......................................      --   722,600        --
    Acquisitions of new equipment through capital
     leases.......................................  150,744  608,069  4,760,952
    Accrued and unpaid dividends on mandatorily
     redeemable preferred stock...................  170,000  340,000        --

                              CHEAP TICKETS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

  Cheap Tickets, Inc. ("Cheap Tickets" or "the Company") was incorporated under the laws of the state of Hawaii on August 20, 1986, for the primary purpose of providing travel services, including airline tickets, cruise tickets, auto rentals, hotel reservations and other travel products. In February 1999, Cheap Tickets reincorporated in the state of Delaware. The Company operates in Hawaii, California, Colorado, New York and Washington. Cheap Tickets deals with over 100 airline carriers. Revenues from non-published fares through three of these airline carriers accounted for approximately 60%, 49% and 49% of total non-published fares for 1997, 1998 and 1999, respectively.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the useful lives of property and equipment, the valuation allowance for deferred tax assets and the allowance for doubtful receivables. Management believes that such estimates have been appropriately determined in accordance with generally accepted accounting principles.

Cash Equivalents

  Cheap Tickets considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents.

Marketable Securities

  Cheap Tickets' marketable securities are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at amortized cost, which approximates fair value.

Ticket Inventories

  Ticket inventories, consisting of prepaid Hawaii inter-island airline coupons, are stated at the lower of cost or market. Cheap Tickets does not carry any other airline ticket inventories. Inventory cost is the acquisition price of the coupons or tickets. The specific identification method is used to determine the basis of inventory and cost of coupons or tickets removed from inventory.

Trade Accounts and Other Receivables

  Trade accounts and other receivables primarily consist of commissions and volume bonuses from travel service providers. There were no allowances for doubtful accounts receivable at December 31, 1998 and 1999.

Property and Equipment

  Property and equipment are carried at cost. Equipment held under capital leases is stated at the lower of the present value of minimum lease payments or estimated fair value of the equipment at the inception of the lease. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives

                              CHEAP TICKETS, INC.

of the respective assets. Leasehold improvements and equipment held under capital leases are amortized on the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. When fixed assets are sold or retired, cost and accumulated depreciation are eliminated from the accounts, and gains or losses are recorded in income.

  The estimated depreciable lives of major classes of property and equipment are as follows:

     Building and improvements.................................... 40 years
     Leasehold improvements....................................... 5 to 40 years
     Furniture, fixtures and office equipment..................... 5 to 7 years
     Computer equipment........................................... 3 to 5 years
     Vehicles..................................................... 5 years

Revenue Recognition

  Revenues consist of non-published fares, commissions and overrides on published fares, and volume bonuses from a travel service network. Non-published fares are fares that are bought by Cheap Tickets under negotiated net fare contracts from various airline carriers and other travel service providers and resold to consumers at fares determined by Cheap Tickets, whereby Cheap Tickets is the credit card merchant of record. Non-published fares are generally sold at a significant discount off published fares. Cheap Tickets also sells travel services at regular published fares, where the Company is not the credit card merchant of record, and earns a commission on such sales.

  Cheap Tickets recognizes revenues and commissions when earned, which is at the time the reservation is ticketed and payment is received. Such revenues are reported net of an allowance for cancellations and refunds. Due to the restrictive nature of Cheap Tickets' sales, which are generally noncancelable and nonrefundable, cancellations and refunds are not significant.

  Volume bonus and override revenues are recognized at the end of each monthly or quarterly measurement period if the specified target has been achieved. Bonuses received in connection with contract acceptances or extensions are deferred and recognized as income over the life of the contract.

Advertising

  Advertising costs are expensed as incurred. Advertising expenses amounted to $2,495,325, $3,823,150 and $11,132,308 for 1997, 1998 and 1999, respectively.

Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              CHEAP TICKETS, INC.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  Cheap Tickets adheres to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

  The fair values of Cheap Tickets' long-term debt approximate carrying values based on current financing for similar loans available to the Company. The fair values of marketable securities are based on quoted prices.

Accounting for Stock Based Compensation

  The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation."

                              CHEAP TICKETS, INC.

Per Share Data

  The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per common share:

                                  Income        Shares     Per Share
    Years ended December 31,   (Numerator)  (Denominator)   Amount
    ------------------------   -----------  -------------  ---------
   1997:
   Basic
     Loss available to common
      shares.................  $(1,265,626)  14,847,322     $(0.09)
                                                            ======
   Effect of dilutive
    securities...............          --           --
                               -----------   ----------
   Diluted
     Net loss and assumed
      conversions............  $(1,265,626)  14,847,322     $(0.09)
                               ===========   ==========     ======

                                 Income        Shares      Per Share
                               (Numerator)  (Denominator)   Amount
                               -----------  -------------  ---------
   1998:
   Basic
     Income available to
      common shares..........  $   551,132   14,567,084     $ 0.04
                                                            ======
   Effect of dilutive
    securities
     Common stock warrants...          --     2,969,456
     Stock options...........          --       384,328
   Diluted
                               -----------   ----------
     Net income and assumed
      conversions............  $   551,132   17,920,868     $ 0.03
                               ===========   ==========     ======

                                 Income        Shares      Per Share
                               (Numerator)  (Denominator)   Amount
                               -----------  -------------  ---------
   1999:
   Basic
     Income available to
      common shares..........  $ 6,884,256   20,731,375     $ 0.33
                                                            ======
   Effect of dilutive
    securities
     Common stock warrants...          --       658,975
     Stock options...........          --       625,112
     Option--IPO
      overallotment..........          --        44,589
   Diluted
                               -----------   ----------
     Net income and assumed
      conversions............  $ 6,884,256   22,060,051     $ 0.31
                               ===========   ==========     ======

  Net earnings (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Warrants to purchase 2,969,456 shares of common stock were outstanding in 1997 but were not included in the computation of diluted loss per share for 1997 since it would have had an antidilutive effect.

New Pronouncements

  In 1998, Cheap Tickets adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 states that all items that are required to be recognized under generally accepted accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial

                              CHEAP TICKETS, INC.

statements. The adoption of SFAS No. 130 did not have an effect on Cheap Tickets' financial statements since the Company does not have elements of comprehensive income other than net earnings.

  SFAS No. 131 requires disclosures regarding segments of an enterprise and related information that reflects the different types of business activities in which the enterprise engages and the different economic environments in which it operates. Cheap Tickets manages its business as two operating segments established for Internet and Call Center operations. See Note 13.

  SFAS No. 132 standardized the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 (which does not change existing measurement or recognition standards for Cheap Tickets' defined contribution plan) did not have a material effect on Cheap Tickets' financial statements.

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal quarters of fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000. Currently, Cheap Tickets does not hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on Cheap Tickets' financial statements.

  The FASB issued SFAS No. 134 in October 1998 and SFAS No. 136 in June 1999 which do not apply to Cheap Tickets. In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which was effective shortly after issuance and did not have a material effect on Cheap Tickets' financial statements.

  In January 1999, Cheap Tickets adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities" issued by the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA). The implementation of these pronouncements did not have a material effect on Cheap Tickets' financial statements.

Reclassifications

  Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income (loss) as previously reported.

                              CHEAP TICKETS, INC.

2. Marketable Securities

  A summary of marketable securities at December 31 follows:

                                                           1998        1999
                                                        ----------- -----------
   Fixed maturities:
     Corporate notes and obligations................... $       --  $70,161,197
     U.S. government obligations.......................   4,935,229   8,752,838
     State and municipal obligations...................         --    7,200,000
     Commercial paper..................................         --    7,065,633
                                                        ----------- -----------
   Equity securities:
     Preferred stocks..................................         --    5,400,000
                                                        ----------- -----------
                                                        $ 4,935,229 $98,579,668
                                                        =========== ===========

  All debt securities at December 31, 1999 have contractual maturities of less than one year.

  The cost of securities sold is based on the specific identification method. There were no sales of securities in 1997 and 1998. Sales of securities for 1999 are summarized below:

                                                                        1999
                                                                     -----------
   Fixed maturities:
     Cash proceeds.................................................. $14,586,286
     Gross realized gains...........................................         --
     Gross realized losses..........................................      18,214

   Equity securities:
     Cash proceeds.................................................. $11,000,000
     Gross realized gains...........................................         --
     Gross realized losses..........................................         298

3. Property and Equipment

  A summary of property and equipment at December 31, 1998 and 1999 is as follows:

                                                            1998       1999
                                                         ---------- -----------
   Land................................................. $  158,239 $   158,239
   Building improvements................................    741,761     767,601
   Leasehold improvements...............................    358,737     723,630
   Furniture, fixtures and equipment (Note 9)...........  3,088,240  10,493,752
   Vehicles.............................................    122,916     197,620
                                                         ---------- -----------
                                                          4,469,893  12,340,842
   Less accumulated depreciation and amortization.......  1,470,475   3,077,741
                                                         ---------- -----------
                                                         $2,999,418 $ 9,263,101
                                                         ========== ===========

  Depreciation and amortization expense amounted to $370,237, $563,514 and $1,630,599 for 1997, 1998 and 1999, respectively.

                              CHEAP TICKETS, INC.

4. Debt

  Long-term debt at December 31, 1998 and 1999 consists of the following:

                                                               1998     1999
                                                             -------- --------
   Bank Debt--
   3.125% above an indexed rate (total rate of 9.25% at
    December 31, 1999) note payable in monthly installments
    of $5,773, including interest, due May 1, 2012,
    collateralized by a first mortgage on land and
    building................................................ $564,890 $540,904
   10% note payable in monthly installments of $1,413
    including interest, balance due January 26, 2001,
    collateralized by a vehicle.............................   31,785      --
   6.80% note payable in monthly installments of $16,448
    including interest, due May 28, 2000....................      --    80,859
   Other--
   8.25% note payable in monthly installments of $13,930
    including interest, due February 28, 2000...............  210,350   27,546
                                                             -------- --------
   Total long-term debt.....................................  807,025  649,309
   Less current installments of long-term debt..............  221,469  132,806
                                                             -------- --------
   Long-term debt, excluding current installments........... $585,556 $516,503
                                                             ======== ========

  The aggregate maturities of long-term debt subsequent to December 31, 1999 are as follows:

     Year ending December 31
     -----------------------
       2000............................................................ $132,806
       2001............................................................   26,755
       2002............................................................   29,338
       2003............................................................   32,170
       2004............................................................   35,275
       Later years.....................................................  392,965
                                                                        --------
                                                                        $649,309
                                                                        ========

5. Mandatorily Redeemable Cumulative Preferred Stock

  In July 1997, Cheap Tickets issued and sold 425,000 shares of mandatorily redeemable cumulative preferred stock with detachable warrants to purchase an aggregate of 2,969,456 shares of common stock of Cheap Tickets at an aggregate exercise price of $2,121 in exchange for cash consideration of $4,250,000 (the "Equity Transaction").

  The net proceeds of $3,875,482, after reflecting transaction costs of $374,518, were allocated between the warrants and preferred stock based on their relative fair values, resulting in an allocation of $510,652 and $3,364,830 to the warrants and preferred stock, respectively. The value attributable to the warrants was recorded as additional paid-in capital. The excess of the redemption value of the preferred stock of $4,250,000 over the initial carrying value of $3,364,830 was being accreted by periodic charges to retained earnings. The accretion amounted to $87,066, $174,132 and $36,657 for 1997, 1998 and 1999, respectively.

  The preferred stock had a par value of $1 per share, was nonvoting and accrued cumulative annual dividends of $.80 per share. Accrued dividends amounted to $170,000, $340,000 and $78,712 for 1997, 1998 and 1999,
respectively. Undeclared cumulative dividends amounted to $510,000 at December 31, 1998 and were accrued as an addition to preferred stock in the accompanying balance sheets.

                              CHEAP TICKETS, INC.

  By its terms, the preferred stock was required to be redeemed at the time of an initial public offering of Cheap Tickets' common stock. The initial public offering of Cheap Tickets' common stock occurred on March 19, 1999. The redemption price was equal to its price of issuance, $4,250,000, plus accrued dividends of $589,000 at March 24, 1999, the date of redemption. Unamortized accretion of $587,315 on March 24, 1999 was charged against retained earnings. Coincident with the redemption of the preferred stock, the warrants were exercised and 2,969,375 shares were issued in a cashless exercise.

6. Stockholders' Equity

Common Stock

  On June 24, 1997, Cheap Tickets' board of directors approved an amendment to Cheap Tickets' articles of incorporation wherein the authorized common stock of Cheap Tickets was increased from 5,000 shares at $1 par value to 5,000,000 shares at $0.01 par value, and to effect a 1000-for-1 stock split. In connection with the stock split, $9,477 was transferred to common stock from additional paid-in capital, representing the adjustment to reflect the aggregate common stock par value to the aforementioned amendment.

  Subsequent to the stock split, a stock dividend was declared and issued to the common stockholders on a pro rata basis so that the common stock warrants described in Note 5, if and when exercised, would reflect a 15% common equity interest, considering the shares of common stock outstanding and the 1,979,642 shares of common stock to be reserved for issuance under the stock option plan established in April 1998 (see Note 11).

  In February 1999, the authorized common stock of Cheap Tickets was increased from 5,000,000 shares at $0.01 par value to 70,000,000 shares at $0.001 par value. The Company also effected a 14-for-one stock split.

  In these financial statements, all per share amounts and number of shares have been restated to reflect the stock splits and stock dividend described above.

  As described in Note 10, 373,646 shares were forfeited by an officer upon his resignation in March 1998.

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

Preferred Stock

  In February 1999, the authorized preferred stock of Cheap Tickets was increased from 5,000,000 shares at $1 par value to 10,000,000 shares at $0.01 par value. The board of directors has the authority to issue shares of preferred stock in one or more series and to fix the rights, preferences, priviledges and restrictions, thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences.

                              CHEAP TICKETS, INC.

Restriction on Declaration and Payment of Dividends

  In connection with the Equity Transaction described in Note 5, written approval from a majority of the holders of preferred stock, common stock warrants, and common stock issued upon exercise of warrants, was required for the declaration or payment of dividends to common stockholders. However, this restriction was removed upon redemption of the mandatorily redeemable cumulative preferred stock on March 24, 1999.

7. Income Taxes

  Income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 was as follows:

   Years ended December 31                   Federal      State       Total
   -----------------------                  ----------  ----------  ----------
   1997:
   Current................................. $ (468,136) $ (119,444) $ (587,580)
   Deferred................................    (15,465)     (3,588)    (19,053)
                                            ----------  ----------  ----------
                                            $ (483,601) $ (123,032) $ (606,633)
                                            ==========  ==========  ==========
   1998:
   Current................................. $  741,237  $  101,080  $  842,317
   Deferred................................    (54,232)    (47,817)   (102,049)
                                            ----------  ----------  ----------
                                            $  687,005      53,263  $  740,268
                                            ==========  ==========  ==========
   1999:
   Current................................. $4,431,488  $  992,668  $5,424,156
   Deferred................................   (186,816)     34,941    (151,875)
                                            ----------  ----------  ----------
                                            $4,244,672  $1,027,609  $5,272,281
                                            ==========  ==========  ==========

  A tax benefit of $350,674 was credited directly to additional paid-in capital for stock option compensation.

  Deferred tax benefit for the year ended December 31, 1997 includes a tax benefit of $36,247 for operating loss carryforwards. The actual income tax expense (benefit) for 1997, 1998 and 1999 differed from the expected income tax expense (benefit) computed by applying the U.S. federal income tax rate of 34% to earnings (loss) before income taxes due to the following:

                                                  1997       1998      1999
                                                ---------  -------- ----------
   Federal "expected" income tax expense
    (benefit).................................. $(549,166) $613,881 $4,372,135
   Additional federal income tax expense at
    35%........................................       --        --      28,592
   State franchise and income taxes, net of
    federal income tax effect..................   (81,201)   93,888    844,021
   Other.......................................    23,734    32,499     27,533
                                                ---------  -------- ----------
                                                $(606,633) $740,268 $5,272,281
                                                =========  ======== ==========

                              CHEAP TICKETS, INC.

  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are presented below:

                                                             1998      1999
                                                           --------  ---------
   Deferred tax assets:
     Accrued rent not deductible for tax purposes......... $ 21,201  $  15,323
     Accrued vacation not deductible for tax purposes.....  112,319    147,600
     State tax credit carryforward........................   34,129        --
     Unearned compensation not deductible for tax
      purposes............................................   10,319     49,317
     State franchise tax..................................   23,046    243,573
                                                           --------  ---------
       Total gross deferred tax assets....................  201,014    455,813
                                                           --------  ---------
   Deferred tax liabilities:
     Property and equipment, principally due to
      differences between accounting and tax depreciation
      and amortization....................................  (63,166)  (166,090)
                                                           --------  ---------
       Total gross deferred tax liabilities...............  (63,166)  (166,090)
                                                           --------  ---------
       Net deferred tax asset............................. $137,848  $ 289,723
                                                           ========  =========
   Deferred tax assets and liabilities are presented in
    the accompanying balance sheets as follows:
     Other current assets................................. $169,494  $ 391,173
     Other noncurrent liabilities.........................  (31,646)  (101,450)
                                                           --------  ---------
                                                           $137,848  $ 289,723
                                                           ========  =========

  There was no valuation allowance provided for deferred tax assets as of December 31, 1997, 1998 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Cheap Tickets will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

8. Profit Sharing and 401(k) Plan

  Cheap Tickets sponsors a qualified 401(k) defined contribution plan covering all employees who attained the age of 20 and completed one year of service. The 401(k) defined contribution plan allows for voluntary participant contributions of up to 15% of eligible compensation. Employer contributions are discretionary and fully vest to the participant upon the participant's completion of seven years of service. Cheap Tickets did not contribute to the 401(k) defined contribution plan in 1997 and 1998. Cheap Tickets contributed $415,000 in 1999.

                              CHEAP TICKETS, INC.

9. Lease Commitments

  Cheap Tickets is obligated under capital leases for equipment that expire at various dates through 2004. At December 31, 1998 and 1999, the gross amounts of equipment and related accumulated amortization recorded under capital leases are as follows:

                                                             1998       1999
                                                          ---------- ----------
   Equipment............................................. $1,260,237 $6,021,188
   Less accumulated amortization (amortization expense
    charged to depreciation and amortization expense)....    384,869  1,274,484
                                                          ---------- ----------
                                                          $  875,368 $4,746,704
                                                          ========== ==========

  Cheap Tickets has noncancelable operating leases, primarily for office space, that expire at various dates through 2009. These leases generally contain renewal options for periods ranging from one to five years. Rent expense incurred for all operating leases amounted to $851,709, $1,175,289 and $1,430,902 for 1997, 1998 and 1999, respectively.

  Future minimum lease payments under noncancelable operating and capital leases as of December 31, 1999 are as follows:

                                                           Capital   Operating
   Year ending December 31                                  Leases     Leases
   -----------------------                                ---------- ----------
    2000................................................  $1,727,412 $1,086,081
    2001................................................   1,660,920    951,409
    2002................................................     998,908    865,573
    2003................................................     670,616    866,754
    2004................................................     440,611    530,216
    Later years.........................................         --   1,519,243
                                                                     ----------
       Total minimum lease payments.....................   5,498,467 $5,819,276
                                                                     ==========
    Less amounts representing interest (at rates ranging
     from 7.75% to 14.05%)..............................     717,268
                                                          ----------
     Present value of minimum capital lease payments....   4,781,199
    Less current installments of capital lease
     obligations........................................   1,405,080
                                                          ----------
     Capital lease obligations, excluding current
      installments......................................  $3,376,119
                                                          ==========

10. Stock Compensation Arrangement

  In November 1996, Cheap Tickets entered into a Restricted Stock Grant and Shareholder Agreement (Agreement) whereby 747,292 shares of common stock, after giving effect to the stock splits and a common stock dividend (see Note
6), were granted to an officer of Cheap Tickets as compensation for his employment. There was a two year vesting period whereby the shares vested 50 percent after each year of service with Cheap Tickets. The estimated fair value of the common stock shares on the date of grant of $45,895 was being amortized as compensation expense over the two year vesting period.

  In March 1998, the officer resigned from Cheap Tickets. In connection with the resignation, the officer forfeited his nonvested shares of common stock issued under the Agreement. Such forfeited common stock amounted to 373,646 shares. The officer's forfeiture of the common shares resulted in a benefit of $3,820 in 1998 for the recovery of compensation expense previously taken and decreases in common stock and additional paid-in capital of $267 and $22,680, respectively.

                              CHEAP TICKETS, INC.

11. Stock Option Plans

  Cheap Tickets' 1997 Stock Option plan provided for the issuance of up to 1,979,642 shares of common stock.

  In 1998, Cheap Tickets granted options for 728,000 shares of common stock with exercise prices less than the estimated market prices on the grant dates. The weighted-average grant-date fair value of options granted in 1998 was $1.30. The estimated compensation cost for these options amounted to $722,600 at the grant dates. Stock option compensation expense, included in selling, general and administrative expenses, was $26,325 and $93,960 for 1998 and 1999, respectively. The remaining unamortized compensation cost of $696,275 and $382,094 (net of forfeitures) at December 31, 1998 and 1999, respectively will be amortized over the future vesting periods of the options. The granted options have a five-year vesting period and a ten-year exercise period from the date of the grant. However, options to purchase up to 140,000 shares fully vested upon Cheap Tickets' initial public offering of its stock.

  Cheap Tickets' 1999 Stock Incentive Plan was adopted by the Board of Directors in February 1999 and approved by the stockholders prior to the initial public offering. All grants subsequent to the initial public offering were and will be made under the 1999 Stock Incentive Plan. Under the 1999 Stock Incentive Plan, 1,260,000 shares plus an annual increase to be added on the first day of Cheap Tickets' fiscal year beginning 2000 equal to two percent of the number of shares outstanding as of such date or a lesser number of shares determined by the plan administrator of the 1999 Stock Incentive Plan were reserved for issuance. The Plan requires that the exercise price be at least equal to the fair market value of the common stock on the date of the grant, and the term of the option not exceed ten years. For all optionees holding less than 10% of the voting power of all classes of Cheap Tickets' oustanding capital stock, an exercise price equal to market value at date of grant will not create any requirement for excess compensation charges. Pursuant to the 1999 Stock Incentive Plan, the Board of Directors adopted the 1999 non-employee Director Option Program. Under this program, each non-employee director appointed to the Board received an option to acquire 1,500 shares of common stock at an exercise price equal to the then fair market value of the common stock at the date of grant.

  The following table summarizes activity under the stock option plans:

                                                           Weighted  Weighted
                                                           Average   Average
                                                           Exercise Grant-Date
                                                 Shares     Price   Fair Value
                                                ---------  -------- ----------
   Balance at December 31, 1997................       --    $  --
   Granted--exercise price less than fair
    value......................................   728,000     0.31    $ 1.30
                                                ---------
   Balance at December 31, 1998................   728,000     0.31
   Granted--exercise price equals fair value...   764,500    16.58     16.58
   Exercised...................................   (56,560)    0.24
   Forfeited...................................   (82,500)    2.35
                                                ---------
   Balance at December 31, 1999................ 1,353,440     9.37
                                                =========
   Options exercisable at:
     December 31, 1998.........................    28,000   $ 0.18
     December 31, 1999.........................   190,120   $ 0.23

                              CHEAP TICKETS, INC.

  Options outstanding and exercisable at December 31, 1999 were as follows:

                              Options Outstanding        Options Exercisable
                              at December 31, 1999       at December 31, 1999
                        -------------------------------- -----------------------
                                              Average
                                  Average    Remaining                Average
         Range of                 Exercise  Contractual               Exercise
     Exercise Prices     Shares    Price   Life in Years  Shares       Price
     ---------------    --------- -------- ------------- ----------- -----------
   $ 0.18-$ 1.57.......   594,440  $ 0.28      8.34          190,120  $    0.23
    11.93- 16.19.......   720,500   15.76      5.85              --         --
    27.31- 37.50.......    38,500   30.19      9.20              --         --
                        ---------                        -----------
                        1,353,440  $ 9.37      7.04          190,120  $    0.23
                        =========                        ===========

  Under SFAS No. 123, the fair value of each grant was estimated on the grant date using the minimum value method in 1998 and the Black-Scholes valuation model in 1999 based on the following weighted-average assumptions:

                                                                   1998   1999
                                                                   -----  -----
   Expected dividend yield........................................  0.00%  0.00%
   Average risk-free interest rate................................  5.73%  6.01%
   Expected volatility............................................  0.00% 67.00%
   Expected life of the options, in years......................... 10.00   6.18

  Compensation cost has been charged against income for the stock option plan under APB No. 25. The pro forma net income and pro forma earnings per share for the years ended December 31, 1998 and 1999 had Cheap Tickets elected to adopt the fair-value based method of accounting prescribed by SFAS No. 123 is presented below:

                                                             1998       1999
                                                          ---------- ----------
   Net income:
     As reported......................................... $1,065,264 $7,586,940
     Pro forma........................................... $1,061,513 $6,528,713
   Basic earnings per share:
     As reported......................................... $     0.04 $     0.33
     Pro forma........................................... $     0.04 $     0.28
   Diluted earnings per share:
     As reported......................................... $     0.03 $     0.31
     Pro forma........................................... $     0.03 $     0.26

12. Contingencies

Litigation

  Various legal proceedings are pending against Cheap Tickets. The ultimate liability of Cheap Tickets, if any, cannot be determined at this time. Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on Cheap Tickets' financial position, results of operations or liquidity.

                              CHEAP TICKETS, INC.

13. Segment Information

  In the fourth quarter of 1999, management began managing its business as two reportable operating segments based on revenue distribution channels which include the Internet and Call Centers (including retail stores). Net revenues, including non-published fares, published fare commissions and bonuses and cost of sales and operating expenses, including all general and administrative expenses, are disaggregated by operating segment. In accordance with SFAS No. 131, segment information has been provided for all periods presented, except for 1997 due to the insignificance of the Internet segment in that year. The Company does not allocate assets by operating segment nor are the segments evaluated by this criteria.

  The reporting segments follow the same accounting policies used for the Company's financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon operating income. There were no intersegment sales or transfers.

  Information on the reporting segments for 1998 and 1999 follows:

                                         1998                                  1999
                         ------------------------------------- -------------------------------------
                          Internet   Call Centers    Total      Internet   Call Centers    Total
                         ----------- ------------ ------------ ----------- ------------ ------------
Net revenues............ $12,047,000 $159,067,000 $171,114,000 $89,077,000 $250,532,000 $339,609,000
Cost of sales...........   8,860,000  127,207,000  136,067,000  69,353,000  202,208,000  271,561,000
                         ----------- ------------ ------------ ----------- ------------ ------------
Gross profit............   3,187,000   31,860,000   35,047,000  19,724,000   48,324,000   68,048,000
Operating expenses......   2,784,000   30,627,000   33,411,000  13,626,000   45,651,000   59,277,000
                         ----------- ------------ ------------ ----------- ------------ ------------
Operating income........ $   403,000 $  1,233,000 $  1,636,000 $ 6,098,000 $  2,673,000 $  8,771,000
                         =========== ============ ============ =========== ============ ============
Other:
 Depreciation expense
  (included in operating
  expenses)............. $    95,000 $    469,000 $    564,000 $   309,000 $  1,321,000 $  1,631,000

  Substantially all of the Company's net revenues are derived from sales of airline tickets in the United States.