Form 10-Q
period 2000-03-31
CHEAP TICKETS INC
filed 2000-05-15
CIK 1076411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                       or

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 10, 2000, the Registrant had 24,202,636 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX

                                                                             Page
                                                                             ----
PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)...................................   3

         - Balance sheets at December 31, 1999 and March 31, 2000...........   3

         - Statements of operations for the three months ended
           March 31, 1999 and 2000..........................................   4

         - Statement of stockholders' equity for the three months ended
           March 31, 2000...................................................   5

         - Condensed statements of cash flows for the three months ended
           March 31, 1999 and 2000..........................................   6

         - Notes to financial statements....................................   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  10

Item 3.  Quantitative and Qualitative
         Disclosure about Market Risk.......................................  14

PART II  OTHER INFORMATION..................................................  15

Item 1.  Legal Proceedings..................................................  15

Item 2.  Changes in Securities and Use of Proceeds..........................  15

Item 3.  Defaults Upon Senior Securities....................................  15

Item 4.  Submission of Matters to a Vote of Security Holders................  15

Item 5.  Other Information..................................................  15

Item 6.  Exhibits and Reports on Form 8-K...................................  16

         SIGNATURES.........................................................  16

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              CHEAP TICKETS, INC.
                                 BALANCE SHEETS
                     (In thousands, except per share data)

                                                                       December 31,   March 31,
                                                                           1999          2000
                                                                            ---          ----
                                                                                     (unaudited)
                     ASSETS
Current Assets:
 Cash and cash equivalents                                               $ 40,718      $ 50,687
 Marketable securities                                                     98,580       100,586
 Trade accounts and other receivables                                       4,520         5,007
 Refundable income taxes                                                      355             -
 Ticket inventories                                                           348           222
 Other current assets                                                       1,370         1,442
                                                                         --------      --------
    Total current assets                                                  145,891       157,944
Property and equipment, net                                                 9,263         8,760
Other assets                                                                  456           451
                                                                         --------      --------
                                                                         $155,610      $167,155
                                                                         ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                        $  7,131      $ 15,540
 Accrued salaries                                                           1,763         1,747
 Accrued vacation                                                             540           600
 Accrued expenses and other liabilities                                       377           467
 Current installments of long-term debt                                       133            58
 Current installments of capital lease obligations                          1,405         1,391
 Deferred revenue, current                                                    400           400
 Income taxes payable                                                           -         1,173
                                                                         --------      --------
    Total current liabilities                                              11,749        21,376
Long-term debt, excluding current installments                                517           510
Capital lease obligations, excluding current installments                   3,376         3,027
Deferred revenue, noncurrent                                                1,200         1,100
Other noncurrent liabilities                                                  156           152
                                                                         --------      --------
    Total liabilities                                                      16,998        26,165

Stockholders' Equity:
   Preferred stock, $0.01 par value as of December 31, 1999 and
     March 31, 2000.  Authorized 10,000,000 shares; Issued and
     Outstanding none at December 31, 1999 and March 31, 2000
     (Note 4).                                                                  -             -
   Common stock, $.001 par value.  Authorized 70,000 shares;                   24            24
   Issued and outstanding 24,025 shares at December 31, 1999 and
     24,200 shares at March 31, 2000 (Note 4).
   Additional paid-in capital                                             146,002       145,886
   Unearned compensation                                                     (382)         (201)
   Retained earnings                                                        7,708        10,021
   Treasury stock, at cost--1,037 common shares at December 31,
     1999 and March 31, 2000                                              (14,740)      (14,740)
                                                                         --------      --------
    Total stockholders' equity                                            138,612       140,990
                                                                         --------      --------
                                                                         $155,610      $167,155
                                                                         ========      ========


    The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.
                            STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (unaudited)



                                                    Three months ended
                                                        March 31,
                                                        ---------
                                                    1999        2000
                                                    ----        ----
Revenues:
Non-published fares                                $55,962    $ 93,816
Published fare commissions and bonuses               4,567       6,262
                                                   -------    --------
 Net revenues                                       60,529     100,078
Cost of sales                                       47,852      80,904
                                                   -------    --------
Gross profit                                        12,677      19,174
Selling, general and administrative expenses        11,157      17,234
                                                   -------    --------
Net operating income                                 1,520       1,940
Other income (deductions):
 Interest income                                       145       2,063
 Interest expense                                      (36)       (105)
 Other, net                                            (15)        (43)
                                                   -------    --------
Earnings before income taxes                         1,644       3,855
Income taxes                                           674       1,542
                                                   -------    --------
Net earnings                                           970       2,313

Preferred stock dividends                              (79)          -
Accretion of mandatorily redeemable
 cumulative preferred stock discount                    (37)         -
Redemption of mandatorily redeemable
 cumulative preferred stock                            (587)         -
                                                   -------    --------
Income available to common shares                  $   267    $  2,313
                                                   =======    ========
Basic earnings per common share                    $  0.02    $   0.10
                                                   =======    ========
Average common shares outstanding                   15,082      23,104
                                                   =======    ========
Diluted earnings per common share                  $  0.01    $   0.10
                                                   =======    ========
Average diluted common shares outstanding           18,504      23,574
                                                   =======    ========

    The accompanying notes are an integral part of the financial statements.

                               CHEAP TICKETS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                      Additional                                           Total
                                                      Common           Paid-In      Unearned     Retained   Treasury   Stockholders'
                                                       Stock           Capital     Compensation  Earnings    Stock         Equity
                                                 -----------------    ----------   ------------  --------   --------    -----------
                                                 Shares     Amount
                                                 ------     ------
Balance, December 31, 1999                       24,025   $      24   $ 146,002    $    (382)   $   7,708   $ (14,740)   $ 138,612

Net earnings                                         --          --          --           --        2,313          --        2,31

Exercise of stock options                           173          --          37           --           --          --           37

Other issuance of common stock                        2          --          21           --           --          --           21

Amortization and forfeiture of
  stock option compensation                          --          --        (174)         181           --          --            7
                                                 ------   ---------   ---------    ---------    ---------   ---------    ---------
Balance, March 31, 2000                          24,200   $      24   $ 145,886    $    (201)   $  10,021   $ (14,740)   $ 140,990
                                                 ======   =========   =========    =========    =========   =========    =========

    The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                            ----------
                                                                          1999          2000
                                                                          ----          ----
Cash flows from operating activities:
 Net earnings                                                            $   970    $  2,313
 Adjustments to reconcile net earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                              250         637
  Stock option compensation                                                   36           7
  Amortization of discount/premium on marketable securities                  (59)          7
  Loss on sale or disposal of property and equipment                           -          45
  Loss on sale of marketable securities                                        -          12
  Changes in operating assets and liabilities                              4,388       9,539
                                                                         -------    --------
   Net cash provided by operating activities                               5,585      12,560

Cash flows from investing activities:
  Capital expenditures                                                      (257)       (283)
  Proceeds from sale of property and equipment                                 -         105
  Purchase of marketable securities                                            -     (38,085)
  Proceeds from sale of marketable securities                                  -      36,059
                                                                         -------    --------
   Net cash used in investing activities                                    (257)     (2,204)

Cash flows from financing activities:
  Redemption of mandatorily redeemable cumulative preferred stock         (4,838)          -
  Proceeds from issuance of common stock, net of expenses paid            48,119          58
  Proceeds from issuance of long-term debt                                   238           -
  Principal payments on long-term debt                                       (88)        (82)
  Principal payments on capital lease obligations                            (97)       (363)
                                                                         -------    --------
   Net cash provided by (used in) financing activities                    43,332        (387)

   Net increase in cash                                                   48,660       9,969

Cash and cash equivalents at beginning of period                           2,974      40,718
                                                                         -------    --------
Cash and cash equivalents at end of period                               $51,634    $ 50,687
                                                                         =======    ========

Supplemental cash flow information:
 Noncash investing and financing activities:
  Acquisitions of new equipment through capital leases                     1,396           -

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

     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in Cheap Tickets' Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results expected for the full fiscal year or for any future period.


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


Revenue Recognition

     Revenues consist of non-published fares, commissions and overrides on published fares, and volume bonuses from a travel service network. Non-published fares are fares that are bought by Cheap Tickets under negotiated net fare contracts from various airline carriers and other travel service providers and resold to consumers at fares determined by Cheap Tickets generally sold at a significant discount off published fares. In such transactions, Cheap Tickets is the credit card merchant of record. Cheap Tickets also sells travel services at regular published fares and earns a commission on such sales. In published fare sales, the fares are set by the airlines and Cheap Tickets is not the credit card merchant of record.

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


New Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal quarters of fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000. Currently, Cheap Tickets does not hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on Cheap Tickets' financial statements.

2.  Net Income Per Share

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share data).

                                         Three months ended
                                             March 31,
                                             ---------
                                            1999      2000

Numerator:
  Income available to common shares...   $   267   $ 2,313
                                         -------   -------
Denominator:
  Shares  - basic.....................    15,082    23,104
    Effect of Dilutive Securities:
     Common stock warrants............     2,672        --
     Stock options....................       750       470
                                         -------   -------
  Shares  - diluted...................    18,504    23,574
                                         -------   -------
Basic earnings per share:.............   $  0.02   $  0.10
                                         =======   =======
Diluted earnings per share:...........   $  0.01   $  0.10
                                         =======   =======

          Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

          Options to purchase 667,000 shares of common stock at a range of $15.00 to $37.50 were outstanding during the three months ended March 31, 2000 but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common stock.

3.  Mandatorily Redeemable Cumulative Preferred Stock

     In July 1997, Cheap Tickets issued and sold 425,000 shares of mandatorily redeemable cumulative preferred stock with detachable warrants to purchase an aggregate of 2,969,456 shares of common stock of Cheap Tickets at an aggregate exercise price of $2,121, in exchange for cash consideration of $4,250,000.

     The net proceeds of $3,875,482, after reflecting transaction costs of $374,518, were allocated between the warrants and preferred stock based on their relative fair values, resulting in an allocation of $510,652 and $3,364,830 to the warrants and preferred stock, respectively. The value attributable to the warrants was recorded as additional paid-in capital. The excess of the redemption value of the preferred stock of $4,250,000 over the initial carrying value of $3,364,830 was being accreted by periodic charges to retained earnings. The accretion amounted to $36,657 for the three months ended March 31, 1999 and none for three months ended March 31, 2000.

     The preferred stock had a par value of $1 per share, was nonvoting and accrued cumulative annual dividends of $.80 per share. Accrued dividends amounted to $78,712 for the year ended December 31, 1999 and the three months ended March 31, 1999, which were subsequently paid at the preferred stock redemption on March 24, 1999.

     By its terms, the preferred stock was required to be redeemed at the time of an initial public offering of Cheap Tickets' common stock. The initial public offering of Cheap Tickets' common stock occurred on March 19, 1999. The redemption price was equal to its price of issuance, $4,250,000, plus accrued dividends of $589,000 at March 24, 1999, the date of redemption. Unamortized accretion of approximately $587,315 on March 24, 1999 was charged against retained earnings. Coincident with the redemption of the preferred stock, the warrants were exercised and 2,969,375 shares were issued in a cashless exercise.

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

     The total number of shares of common stock outstanding at March 31, 2000 was 24,200,116.


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

     Cheap Tickets' revenues historically had been generated by ticket sales through Cheap Tickets' four call centers and, to a lesser extent, through 12 walk-in retail stores. In October 1997, Cheap Tickets broadened its ticket distribution by offering online booking at "www.cheaptickets.com." Internet bookings accounted for approximately 29% of total gross bookings in 1999 and approximately 38% during the three months ended March 31, 2000. In the first quarter of 2000 Cheap Tickets added approximately 1.6 million registered online users. At March 31, 2000, total registered online users were approximately 4.2 million. Cheap Tickets expects online gross bookings and online net revenues to represent an increasing portion of gross bookings and net revenues in future periods.

     Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. The difference between gross bookings and revenues as reported in Cheap Tickets' statement of operations derives solely from the difference in revenue treatment accorded to sales of published fares. With respect to published fares, Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of such fares. Gross bookings represent the retail value of the sales of published fares. With respect to non-published fares, revenues as reported in Cheap Tickets' statement of operations are equivalent to gross bookings, which is the retail value of such fares. Gross bookings are not required by generally accepted accounting principles and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets' products.

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

     Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the three months ended March 31, 1999 and 2000, approximately 99% and 98% respectively, of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

     Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees, occupancy and delivery costs.

Results of Operations

Three months ended March 31, 2000 and March 31, 1999

     Net revenues. Net revenues for the first quarter of 2000 increased $39.5 million, or 65.3%, to $100.1 million. Non-published fare sales increased $37.9 million, or 67.6%, to $93.8 million, reflecting a significant increase in the number of non-published fare tickets sold. Commissions increased $1.7 million, or 37.1%, to $6.3 million. The $1.7 million increase in commissions primarily reflected two factors: first, a $1 million increase in commissions on increased sales of published fare; and second, an improvement in bonus overrides offset by decreased rates. Non-published fare sales as a percentage of net revenues increased from 92.5% to 93.7%.

     The increase in net revenues benefitted from accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly through Internet and overall advertising to targeted markets.

     Net revenues through call centers and retail operations increased $16.2 million, or 33.2%, to $65 million. Of this $16.2 million increase, $8.6 million reflected the improving sales of the newest call center opened in late May 1998. Increased productivity from the remainder of the call centers and a higher percentage of calls answered due to the implementation of Intelligent Call Routing (ICR) and Interactive Voice Response (IVR) largely accounted for the rest of the increase.

     Net revenues from Internet sales increased $23.0 million, to $35.1 million. Net revenues through the Internet represented 35.1% of net revenues in the first quarter of 2000, compared with 19.8% in the first quarter of 1999.

     Gross Profit.   Gross profit for the first quarter of 2000 increased $6.5
million, or 51.3%, to $19.2 million, reflecting a comparable percentage increase in net revenues. As a percentage of net revenues, gross profit decreased from 20.9% to 19.2% of net revenues. This decrease can be attributed to: 1) slightly lower non-published gross margins; 2) a shift in sales mix to lower margin carriers; 3) fuel surcharge impact; and 4) 1999 fourth quarter industry-wide reduction in published fare commissions.

     Selling, General and Administrative Expenses.   For the three months ended
March 31, 2000, selling, general and administrative expenses increased $6.1 million, or 54.5%, to $17.2 million, and decreased as a percentage of net revenues from 18.4% to 17.2%. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily due to increased operating leverage. These decreases were partially offset by increases in advertising, credit card charges and other general and administrative expenses as a percentage of net revenues. In addition, advertising expenses increased by $1.5 million, representing an increase from 2.9% to 3.3% of net revenues. Advertising expenses targeted to increase Internet sales were $1.1 million higher for the three months ended March 31, 2000, including an advertising campaign introduced in February of 2000, encompassing print, radio, television, email and special airfare promotions.

     Net Earnings. Net earnings for the three months ended March 31, 2000 increased $1.3 million, or 138.4% to $2.3 million. The increase reflected higher net revenues and lower selling, general and administrative expenses as a percentage of net revenues as a result of more favorable operating leverage.

Operating Segments

                                                             Net Revenues by Segment
                                                             -----------------------

                                   Three Months Ended March 31, 2000                 Three Months Ended March 31, 1999
                                  -----------------------------------                ----------------------------------

                                                           Percent                                            Percent
                                  In Thousands             of Total                  In Thousands            of Total
                                  -----------------------------------                ----------------------------------
Segments
--------
Internet                           $ 35,083                    35%                       $12,184                 20%
Call Center                          64,995                    65%                        48,345                 80%
                                   --------                   ----                       -------                ----
 Net Revenues                      $100,078                   100%                       $60,529                100%
                                   ========                   ====                       =======                ====

                                                             Gross Profit by Segment
                                                             -----------------------

                                   Three Months Ended March 31, 2000                 Three Months Ended March 31, 1999
                                  -----------------------------------                ----------------------------------

                                                           Percent                                             Percent
                                  In Thousands             of Total                  In Thousands             of Total
                                  -----------------------------------                ----------------------------------
Segments
--------
Internet                            $ 7,080                    37%                       $ 3,012                 24%
Call Center                          12,094                    63%                         9,665                 76%
                                   --------                  -----                       -------                 ---
 Gross Profit                       $19,174                   100%                       $12,677                100%
                                   ========                   ====                       =======                ====

           Three Months Ended March 31, 2000  and March 31, 1999 by Segment


     Net Revenues. Net revenues through the Internet, including allocated incentive bonuses, increased $22.9 million, or 187.9% to $35.1 million. The retail value of non-published fares is the largest component of net revenues. The non-published fare component in the Internet sales mix remained at 54% of total Internet bookings for the three months ended March 31, 1999 and 2000. Sales volumes increased as a result of a targeted advertising campaign, growing acceptance of Internet commerce, and a significant increase in registered users to our website.

     Net revenues through call centers, including allocated bonus overrides in commissions, increased $16.6 million, or 34.4% to $65.0 million. The increase reflected the growing contribution of the newest call center and increased productivity and staffing in the remainder of the call centers.

     Gross Profit. Gross profit from Internet sales increased $4.2 million, or 144.6% to $7.1 million. As a percentage of net revenues, Internet gross profit decreased from 23.8% to 20.2%. The combination of the slight decrease in non-published fare margins, changes in carrier sales mix, and the impact of fuel surcharges resulted in the decrease in gross profit as a percentage of net revenues.

     Call center gross profit increased $2.3 million, or 23.6% to $12.1 million. As a percentage of net revenues, gross profit from call centers decreased from 20.2% to 18.6% for the three months ended March 31, 1999 and 2000, respectively. Call center gross profit decreased as a percentage of net revenues due to a slight decrease in non-published fare margins, a shift in carrier sales mix and the impact of fuel surcharges.

Seasonality and Quarterly Financial Information


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

Liquidity and Capital Resources


     For the three months ended March 31, 2000, Cheap Tickets generated cash from operating activities of $12.6 million, compared with $5.6 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, cash generated from operating activities was comprised principally of net earnings of $2.3 million plus depreciation of $637,000 and an increase in accounts payable of $8.4 million. For the three months ended March 31, 1999, cash generated from operating activities was comprised principally of net earnings of $970,000 plus depreciation of $250,000 and an increase in accounts payable of $5.0 million. The primary account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased less commissions earned. This is generally a significant balance, and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

     For the three months ended March 31, 2000, Cheap Tickets used cash in investing activities of $2.2 million, while in the prior period it used cash in investing activities of $256,000. Cash used in investing activities for the three months ended March 31, 2000 included net purchases of short term marketable securities of $2.0 million and capital expenditures of $283,000. For the three months ended March 31, 1999 capital expenditures were $256,000. In March 1999, Cheap Tickets received net proceeds from an initial public offering of $48.1 million, after deduction of underwriters' fees and other costs of issuance less $4.8 million to redeem mandatorily redeemable preferred stock and accumulated dividends.

     At March 31, 2000, Cheap Tickets maintained on hand cash and cash equivalents of $50.7 million and short term marketable securities of $100.6 million. Cheap Tickets' net working capital was $136.6 million. Cheap Tickets had available a $3 million credit facility with a bank which expired on December 5, 1999. Cheap Tickets had outstanding long-term debt net of current installments of $510,000 and capital lease obligations of $3,027,000.

     In January 2000, Cheap Tickets completed its stock repurchase program. Cheap Tickets repurchased 1,037,288 shares of its outstanding common stock for an aggregate price of $14.7 million through periodic open market transactions. All funds required for the repurchase of common stock were obtained from available cash resources and marketable securities.

     Cheap Tickets believes that its current cash and cash equivalents, short term marketable securities and anticipated cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future. If cash generated from internal operations is not sufficient to satisfy Cheap Tickets' liquidity requirements, Cheap Tickets may seek to acquire bank credit lines or sell additional equity or debt securities. The sale of convertible debt or equity securities could result in additional dilution to Cheap Tickets' stockholders. There is no assurance that financing will be available in amounts or on terms acceptable to Cheap Tickets, if at all.

Year 2000 Compliance

     Cheap Tickets has taken steps to address potential Year 2000 problems. Cheap Tickets has formed a project team from its systems and technology, finance, telecom and operations departments. The project team was responsible for implementing the following four-phase process: (1) identifying the computer systems and products affected; (2) contacting vendors and suppliers; (3) determining the Year 2000 compliance status of each system and product; and (4) implementing any necessary changes. To date, Cheap Tickets has not experienced any significant Year 2000 problems in its internal technology systems, with the vendors and suppliers it believes to be critical to its business or with the Federal Aviation Administration. In addition, Cheap Tickets does not currently expect the impact of residual Year 2000 issues will be material to its systems. However, residual Year 2000 problems may result in miscalculations, data corruption, system failures or disruption of operations. Cheap Tickets cannot predict whether Year 2000 unknown errors or defects that affect the operation of software and systems that it uses in operating its businesses will arise in the future. If residual Year 2000 problems cause the failure of any of the technology, software or systems necessary to operate its business, Cheap Tickets could lose customers, suffer significant disruptions in its business, lose revenues and incur substantial liabilities and expenses.

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


General

     There are several risks and uncertainties that may affect the future operating results, business and financial condition of Cheap Tickets, including, without limitation: (1) the risk of reduction in consumer demand for Cheap Tickets' products; (2) the risk of loss of one or more of the major airline carriers with whom Cheap Tickets does business; (3) the risk that Cheap Tickets may not be able to continue to provide its products at prices which are competitive or that it can continue to market its products in a manner that appeals to consumers even if price-competitive; (4) the risk that Cheap Tickets may not be able to obtain its products on substantially similar terms, including cost, in order to sustain its operating margins; (5) the risks associated with the exercise of management's discretion in the use of proceeds from the initial and secondary public offerings; (6) the risks inherent in legal proceedings; and
(7) the risks that residual Year 2000 problems may cause the failure of Cheap Tickets' technology, software or systems necessary to operate its business. Readers are encouraged to refer to Cheap Tickets' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of Cheap Tickets' business and the risks and opportunities attendant thereto.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On June 29, 1999, a former employee filed an action against Cheap Tickets and two of its corporate officers in the Superior Court in Los Angeles, California alleging, among other causes of action, that he was fraudulently induced to become and stay as an employee, that he was improperly excluded from participating in management incentive plans, that he was improperly cut back on the allocation of shares in Cheap Tickets' initial public offering, and that Cheap Tickets was unjustly enriched by his management of its cruise division. After amending the initial complaint twice, the amended complaint sought damages of $1,000,000 for the difference the employee received for the sale of a separate business and what this separate business would have been worth had he continued it; $250,000 for the difference between the compensation the employee received from Cheap Tickets and what he would have received if he accepted a competing position with another company; $2,000,000 for improperly excluding the employee from participating in management incentive plans; $20,000,000 for the amount the employee enhanced the value of the Cheap Tickets' public offering; $1,000,000 for the estimated profit from the Cruise Division during the employee's tenure; and unspecified punitive damages.

     The defense and indemnification on the complaint was tendered to Cheap Tickets' insurance carrier. Defense counsel was provided by the insurance carrier. The defense was vigorous as it was felt the lawsuit had no merit. Defense counsel filed a motion to strike certain claims except the claim for excluding the employee from participating in the management incentive plans.

     Mediation was held on May 6,2000. During mediation, the insurance carrier decided to settle the claims of the former employee for $75,000, which represents the costs of the defense. This settlement will be paid by the insurance carrier for Cheap Tickets.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
      10.21 Employment Agreement dated as of January 24, 2000 between Paul B. Halstead and Cheap Tickets, Inc.
      10.22 Employment Agreement dated as of January 24, 2000 between Jason D. Horstman and Cheap Tickets, Inc.
      27.1   Financial Data Schedule.

  (b)  Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHEAP TICKETS, INC.
                                       (Registrant)


                                     /s/ Michael J. Hartley
Date: May 11, 2000

                                         Michael J. Hartley
                                  Chairman of the Board, Chief Executive Officer


                                      /s/ Sam E. Galeotos
Date: May 11, 2000

                                          Sam E. Galeotos
                                  President and Chief Operating Officer

                                      /s/ Dale K. Jorgenson
Date: May 11, 2000

                                         Dale K. Jorgenson
                           Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)