Form 10-Q
period 2000-06-30
CHEAP TICKETS INC
filed 2000-08-14
CIK 1076411

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of August 10, 2000, the Registrant had 24,238,278 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX

                                                                                    Page
                                                                                    ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)...................................        3

          - Balance sheets at December 31, 1999 and June 30, 2000............        3

          - Statements of operations for the three and six months ended
            June 30, 1999 and 2000...........................................        4

          - Statement of stockholders' equity for the three and six months
            ended June 30, 1999 and 2000.....................................        5

          - Condensed statements of cash flows for the six months ended
            June 30, 1999 and 2000...........................................        6

          - Notes to financial statements....................................        7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................       10

Item 3.   Quantitative and Qualitative
          Disclosure about Market Risk.......................................       14

PART II   OTHER INFORMATION..................................................       15

Item 1.  Legal Proceedings..................................................        15

Item 2.  Changes in Securities and Use of Proceeds..........................        15

Item 3.  Defaults Upon Senior Securities....................................        15

Item 4.  Submission of Matters to a Vote of Security Holders................        15

Item 5.  Other Information..................................................        16

Item 6.  Exhibits and Reports on Form 8-K...................................        17

    SIGNATURES.........................................................             17

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              CHEAP TICKETS, INC.
                                 BALANCE SHEETS
                     (In thousands, except per share data)

                                                                          December 31,   June 30,
                                                                             1999          2000
                                                                          -----------    -------
                                                                                     (unaudited)

      ASSETS

Current Assets:
 Cash and cash equivalents                                               $ 40,718      $ 62,762
 Marketable securities                                                     98,580        93,858
 Trade accounts and other receivables                                       4,520         6,526
 Refundable income taxes                                                      355             -
 Ticket inventories                                                           348           430
 Other current assets                                                       1,370         1,368
                                                                         --------      --------
    Total current assets                                                  145,891       164,944
Property and equipment, net                                                 9,263         8,577
Other assets                                                                  456           594
                                                                         --------      --------
                                                                         $155,610      $174,115
                                                                         ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                        $  7,131      $ 18,549
 Accrued salaries                                                           1,763         1,140
 Accrued vacation                                                             540           620
 Accrued expenses and other liabilities                                       377           581
 Current installments of long-term debt                                       133            25
 Current installments of capital lease obligations                          1,405         1,394
 Deferred revenue, current                                                    400           400
 Income taxes payable                                                           -         1,162
                                                                         --------      --------
    Total current liabilities                                              11,749        23,871
Long-term debt, excluding current installments                                517           504
Capital lease obligations, excluding current installments                   3,376         2,675
Deferred revenue, noncurrent                                                1,200         1,000
Other noncurrent liabilities                                                  156           141
                                                                         --------      --------
    Total liabilities                                                      16,998        28,191

Stockholders' Equity:
   Preferred stock, $0.01 par value as of December 31, 1999 and
     June 30, 2000.  Authorized 10,000,000 shares; Issued and
     Outstanding none at December 31, 1999 and June 30, 2000
     (Note 4).                                                                  -             -
   Common stock, $.001 par value.  Authorized 70,000 shares;
 Issued and outstanding 24,025 shares at December 31, 1999 and
    24,233 shares at June 30, 2000 (Note 4).                                   24            24
   Additional paid-in capital                                             146,002       145,907
   Unearned compensation                                                     (382)         (187)
   Retained earnings                                                        7,708        14,920
   Treasury stock, at cost--1,037 common shares at December 31,
  1999 and June 30, 2000                                                  (14,740)      (14,740)
                                                                         --------      --------
    Total stockholders' equity                                            138,612       145,924
                                                                         --------      --------
                                                                         $155,610      $174,115
                                                                         ========      ========

    The accompanying notes are an integral part of the financial statements.

                                                          CHEAP TICKETS, INC.
                                                       STATEMENTS OF OPERATIONS
                                                  (in thousands, except per share data)
                                                             (Unaudited)

                                                      Three months ended June 30,         Six months ended June 30,
                                                      ---------------------------        ---------------------------
                                                       1999            2000                1999            2000
Non-published fares                                   $    97,416      $  119,911        $  153,379         $ 213,727
Published fare commissions and bonuses                      5,154           8,763             9,720            15,024
                                                     --------------   ------------      --------------     --------------
  Net revenues                                            102,570         128,674          163,099            228,751
Cost of sales                                              83,028         102,678          130,880            183,581
                                                     ---------------  -------------     --------------     --------------
Gross Profit                                               19,542          25,998           32,219             45,170
Selling, general and administrative expenses               14,739          20,069           25,896             37,303
                                                     ---------------   --------------    --------------    --------------
Net operating income                                        4,803           5,927            6,323              7,867
Other income (deductions):
  Interest income                                             738           2,270              884              4,333
  Interest expense                                            (58)            (97)             (94)              (202)
  Other, net                                                    7            (132)              21               (175)
                                                     ---------------   --------------    --------------    --------------
Earnings before income taxes                                5,490           7,968            7,134             11,823
Income taxes                                                2,251           3,069            2,925              4,611
                                                     ---------------   --------------    --------------    ------------
Net earnings                                                3,239           4,899            4,209              7,212

Preferred stock dividends                                       -               -              (79)                 -
Accretion of mandatorily redeemable
  cumulative preferred stock discount                           -               -              (37)                 -
Redemption of mandatorily redeemable
  cumulative preferred stock                                    -               -             (586)                 -
                                                     --------------    --------------    --------------   --------------
Income available to common shares                     $     3,239      $    4,899        $   3,507        $     7,212
                                                     =============     =============     ==============   ==============
Basic earnings per common share                       $      0.15      $     0.21        $    0.19        $      0.31
                                                     =============     =============     ==============   ==============
Average common shares outstanding                          21,367          23,171           18,217             23,137
                                                     =============     =============     ==============   ==============
Diluted earnings per common share                     $      0.15      $     0.21        $    0.17        $      0.31
                                                     =============     =============     ==============   ==============
Average diluted common shares outstanding                  22,141          23,542           20,294             23,561
                                                     =============     =============     ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)
                                                                 Additional                                              Total
                                               Common             Paid-In        Unearned     Retained   Treasury     Stockholders'
                                               Stock              Capital      Compensation   Earnings    Stock         Equity
                                         ---------------         ----------    ------------   --------   --------     -------------

                                         Shares   Amount
                                         ------   ------
Balance, December 31, 1999               24,023    $  24        $146,002         $  (382)   $  7,708    $ (14,740)    $   138,612

Net earnings                                  -        -               -               -       7,212            -           7,212

Exercise of stock options                   204        -              32               -           -            -              32

Other issuance of common stock                4        -              47               -           -            -              47

Amortization and forfeiture of stock
option compensation                           -        -            (174)            195           -            -              21
                                        -----------------      ----------        --------   --------    ---------     ------------
Balance, June 30, 2000                   24,233    $  24        $145,907         $  (187)   $ 14,920    $ (14,740)    $   145,924
                                        =================      ==========        ========   ========    =========     ============

   The accompanying notes are an integral part of the financial statements.

                              CHEAP TICKETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                 Six months ended
                                                                                     June 30,
                                                                                 ----------------
                                                                                 1999          2000
                                                                                 ----          ----

Cash flows from operating activities:
 Net earnings                                                                  $  4,209    $  7,212
 Adjustments to reconcile net earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                                     585       1,226
  Stock option compensation                                                          44          21
  Amortization of discount/premium on marketable securities                         (58)       (151)
  Loss on sale or disposal of property and equipment                                  -         134
  Loss on sale of marketable securities                                               5          68
  Changes in operating assets and liabilities                                    10,997      10,157
                                                                                 ------      ------
                                                                                      -           -
   Net cash provided by operating activities                                     15,782      18,667

Cash flows from investing activities:
  Capital expenditures                                                           (2,167)       (779)
  Proceeds from sale of property and equipment                                        -         105
  Purchase of marketable securities                                             (28,666)    (75,449)
  Proceeds from sale of marketable securities                                    10,255      80,254
                                                                                 ------      ------
                                                                                      -           -
   Net cash provided by (used in) investing activities                          (20,578)      4,131

Cash flows from financing activities:
  Redemption of mandatorily redeemable cumulative preferred stock                (4,839)          -
  Proceeds from issuance of common stock, net of expenses paid                   54,953          79
  Proceeds from issuance of long-term debt                                          236           -
  Principal payments on long-term debt                                             (194)       (121)
  Principal payments on capital lease obligations                                  (298)       (712)
                                                                                 ------      ------
                                                                                      -           -
   Net cash provided by (used in) financing activities                           49,858        (754)

   Net increase in cash                                                          45,062      22,044

Cash and cash equivalents at beginning of period                                  2,974      40,718
                                                                                 ------      ------
                                                                                      -           -
Cash and cash equivalents at end of period                                     $ 48,036    $ 62,762
                                                                               ========    ========

Supplemental cash flow information:
 Cash paid for:
  Interest                                                                     $     96    $    202
  Income taxes                                                                    1,365       3,093
 Noncash investing and financing activities:
  Acquisitions of new equipment through capital leases                            2,033           -

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

     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in Cheap Tickets' Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results expected for the full fiscal year or for any future period.


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

     Volume bonus and incentive payments are recognized at the end of each monthly or quarterly measurement period if the specified target has been achieved. Bonuses received in connection with contract acceptances or extensions are deferred and recognized as income over the life of the contract.


New Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the Securities and Exchange Commission issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Cheap Tickets will adopt this accounting pronouncement as required in the fourth quarter of fiscal 2000. In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 99-19, "Recording Revenue Gross As a Principal versus Net As an Agent." This issue is intended to develop an accounting model that is consistent with the requirements of SAB No. 101 and provides guidance on reporting revenue based on the gross amount billed to a customer or on the net amount retained (amount billed to the customer less the amount paid to a supplier).

Cheap Tickets is still evaluating EITF Issue 99-19 and the effect that its adoption may have on its financial statements. Should Cheap Tickets be required to report non-published fare revenue on a net basis, such reporting would be similar to commission income and accordingly may have a material effect on reported net revenues. The implementation of this new accounting pronouncement will not affect Cheap Tickets' net income.

         In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller and withdrew its previous tentative conclusion that costs incurred by the seller for shipping and handling be classified as costs of goods sold. However, the Securities and Exchange Commission is expected to issue a staff announcement that would require shipping and handling costs to be included in costs of goods sold. The implementation of this new pronouncement will change the way Cheap Tickets presently presents these income and expense items in its financial statements. Presently, Cheap Tickets offsets amounts collected from customers for shipping and handling costs against the related expenses. Cheap Tickets does not expect the adoption of this consensus and any change to the classification of shipping and handling costs to have a material effect on its financial statements.

2.  Net Income Per Share

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share data).

                                                  Three months ended         Six months ended
                                                  ------------------         ----------------
                                                        June 30,                  June 30,
                                                        -------                   -------
                                                    1999         2000         1999         2000
                                                    ----         ----         ----         ----
Numerator:

  Income available to common shares  ..........    $ 3,239      $ 4,899      $ 3,507      $ 7,212
                                                   -------      -------      -------      -------
Denominator:

  Shares - basic...............................     21,367       23,171       18,217       23,137

    Effect of Dilutive Securities:

     Common stock warrants  ...................         --           --        1,322           --

     Stock options  ...........................        774          371          755          424


     Shares - diluted...........................    22,141       23,542       20,294       23,561

Basic earnings per share:  ....................    $  0.15      $  0.21      $  0.19      $  0.31
                                                   =======      =======      =======      =======
Diluted earnings per share:  ..................    $  0.15      $  0.21      $  0.17      $  0.31
                                                   =======      =======      =======      =======

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

  Options to purchase 975,650 shares of common stock at a range of $15.00 to $37.50 were outstanding during the three months ended June 30, 2000 but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common stock.

3.  Mandatorily Redeemable Cumulative Preferred Stock

     In July 1997, Cheap Tickets issued and sold 425,000 shares of mandatorily redeemable cumulative preferred stock with detachable warrants to purchase an aggregate of 2,969,456 shares of common stock of Cheap Tickets at an aggregate exercise price of $2,121, in exchange for cash consideration of $4,250,000.

     The net proceeds of $3,875,482, after reflecting transaction costs of $374,518, were allocated between the warrants and preferred stock based on their relative fair values, resulting in an allocation of $510,652 and $3,364,830 to the warrants and preferred stock, respectively. The value attributable to the warrants was recorded as additional paid-in capital. The excess of the redemption value of the preferred stock of $4,250,000 over the initial carrying value of $3,364,830 was being accreted by periodic charges to retained earnings. The accretion amounted to $36,657 for the six months ended June 30, 1999 and none for six months ended June 30, 2000.

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

     The total number of shares of common stock outstanding at June 30, 2000 was 24,232,958.


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

     Cheap Tickets' revenues historically had been generated by ticket sales through Cheap Tickets' four call centers and, to a lesser extent, through 12 walk-in retail stores. In October 1997, Cheap Tickets broadened its ticket distribution by offering online booking at "www.cheaptickets.com." Internet bookings accounted for approximately 29% of total gross bookings in 1999 and approximately 39% during the three months ended June 30, 2000. In the second quarter of 2000 Cheap Tickets added approximately 1.7 million registered online users. At June 30, 2000, total registered online users were approximately 5.9 million. Cheap Tickets expects online gross bookings and online net revenues to represent an increasing portion of gross bookings and net revenues in future periods.

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

     Net revenues consist of sales of non-published fares and commissions. Net revenues from sales of non-published fares represent revenues from the sale of tickets purchased from the airlines. Cheap Tickets' cost of sales consists of the net fare cost paid to carriers to purchase non-published fares. Commissions, including incentive payments, are earned primarily on published air fares sold and include certain other payments based on the volume of transactions. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the Securities and Exchange Commission issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Cheap Tickets will adopt this accounting pronouncement as required in the fourth quarter of fiscal 2000. In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 99-19, "Recording Revenue Gross As a Principal versus Net As an Agent." This issue is intended to develop an accounting model that is consistent with the requirements of SAB No. 101 and provides guidance on reporting revenue based on the gross amount billed to a customer or on the net amount retained (amount billed to the customer less the amount paid to a supplier). Cheap Tickets is still evaluating EITF Issue 99-19 and the effect that its adoption may have on its financial statements. Should Cheap Tickets be required to report non-published fare revenue on a net basis, such reporting would be similar to commission income and accordingly may have a material effect on reported net revenues. The implementation of this new accounting pronouncement will not affect Cheap Tickets' net income.

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

     Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the three months ended June 30, 1999 and 2000, approximately 98% of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

     Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees, occupancy and delivery costs. In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller and withdrew its previous tentative conclusion that costs incurred by the seller for shipping and handling be classified as costs of goods sold. However, the Securities and Exchange Commission is expected to issue a staff announcement that would require shipping and handling costs to be included in costs of goods sold. The implementation of this new pronouncement will change the way Cheap Tickets presently presents these income and expense items in its financial statements. Presently, Cheap Tickets offsets amounts collected from customers for shipping and handling costs against the related expenses. Cheap Tickets does not expect the adoption of this consensus and any change to the classification of shipping and handling costs to have a material effect on its financial statements.

Results of Operations

Three months ended June 30, 2000 and June 30, 1999

     Net revenues. Net revenues for the second quarter of 2000 increased $26.1 million, or 25.4%, to $128.7 million. Non-published fare sales increased $22.5 million, or 23.1%, to $119.9 million, reflecting a significant increase in the number of non-published fare tickets sold. Commissions increased $3.6 million, or 70.0%, to $8.8 million. The $3.6 million increase in commissions primarily reflected two factors: first, a $1 million increase in commissions on increased sales of published fares; and second, an improvement in incentive payments earned, offset by decreased rates. Non-published fare sales as a percentage of net revenues decreased from 95.0% to 93.2%.

     The increase in net revenues benefitted from accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly through Internet and overall advertising to targeted markets.

     Net revenues through call centers and retail operations increased $6.9 million, or 9.2%, to $81.2 million. The increase of $6.9 million mainly reflected a higher percentage of calls answered due to increased staffing and an increase in the average ticket price.

     Net revenues from Internet sales increased $19.2 million, to $47.0 million. Net revenues through the Internet increased to 36.5% of total net revenues in the second quarter of 2000, compared with 27.1% in the second quarter of 1999.

     Gross Profit.   Gross profit for the second quarter of 2000 increased $6.5 million, or 33.0%, to $26.0 million. As a percentage of net revenues, gross profit increased from 19.0% to 20.2% of net revenues. This increase can be attributed to a higher percentage of published fares sold and a $2.6 million increase in incentive payments earned.

     Selling, General and Administrative Expenses.   For the three months ended
June 30, 2000, selling, general and administrative expenses increased $5.3 million, or 36.2%, to $20.1 million, and increased as a percentage of net revenues from 14.4% to 15.6%. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily due to an increase in advertising to $6.4 million. As a percentage of net revenues, advertising increased from 2.3% to 5.0%. Advertising expenses targeted to increase Internet sales were $2.0 million higher for the three months ended June 30, 2000 than in the same period in 1999.

     Net Earnings.   Net earnings for the three months ended June 30, 2000
increased $1.7 million, or 51.2% to $4.9 million. The increase reflected higher net revenues and interest income from marketable securities.


Six months ended June 30, 2000 and June 30, 1999

     Net revenues. Net revenues for the first six months ended June 30, 2000 increased $65.6 million, or 40.2%, to $228.7 million. Non-published fare sales increased $60.3 million, or 39.3%, to $213.7 million, reflecting a significant increase in the number of non-published fare tickets sold. Commissions increased $5.3 million, or 54.6%, to $15.0 million. The $5.3 million increase in commissions primarily reflected two factors: first, an increase in commissions on increased sales of published fares; and second, a $3.3 million increase in incentive payments. Published fare sales as a percentage of net revenues increased from 6.0% to 6.6%.

     The increase in net revenues benefitted from accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly through Internet and overall advertising to targeted markets.

     Net revenues through call centers and retail operations increased $23.5 million, or 19.1%, to $146.7 million. Of this $23.5 million increase, $15.8 million reflected the improving call center sales from improved productivity, higher staffing levels and increased average ticket price.

     Net revenues from Internet sales increased $42.1 million, to $82.1 million. Net revenues through the Internet represented 35.9% of net revenues in the first six months ended June 30, 2000, compared with 24.5% in the first six months ended June 30, 1999.

     Gross Profit.   Gross profit for the first six months ended June 30, 2000
increased $12.9 million, or 40.2%, to $45.2 million, reflecting a comparable percentage increase in net revenues. As a percentage of net revenues, gross profit remained the same at 19.7% of net revenues. This can be attributed to modestly lower non-published gross margins from a shift in sales mix to lower margin carriers and lower average published fare commissions from an industry wide reduction in the fourth quarter of 1999, offset by an increase in volume incentive payments earned.

     Selling, General and Administrative Expenses.   For the six months ended
June 30, 2000, selling, general and administrative expenses increased $11.4 million, or 44.0%, to $37.3 million, and increased as a percentage of net revenues from 15.9% to 16.3%. The increase as a percentage of net revenues was primarily the result of increases in advertising expenses of $5.5 million, which was 4.2% of net revenues this year compared with 2.5% in 1999. Advertising expenses targeted to increase internet sales were $3.2 million higher for the six months ended June 30, 2000, including a campaign encompassing print, radio, television, e-mail and special airfare promotions. Other expenses such as compensation, credit card fees and telephone expenses were higher than the same period in 1999 as a result of higher sales volumes. In the aggregate, all other selling, general and administrative expenses, other than advertising, were 13.3% and 12.1% of net revenues for the six months ended June 30, 1999 and 2000, respectively.

     Net Earnings.   Net earnings for the six months ended June 30, 2000
increased $3.0 million, or 71.3% to $7.2 million. The increase reflected higher net revenues and interest income from marketable securities of $4.3 million.

Operating Segments




Net Revenues By Segment
-----------------------
                                          Three Months Ended June 30,               Six Months Ended June 30,
                              ----------------------------------------------  ----------------------------------------------
                                          1999                  2000                     1999                   2000
                              ----------------------------------------------  ----------------------------------------------
                                            Percent                 Percent                 Percent                 Percent
                              In Thousands  of Total In Thousands   of Total  In Thousands  of Total In Thousands   of Total

Segments
--------
Internet                        $  27,760       27%    $  46,998       37%     $  39,944       24%     $  82,081       36%
Call Center                        74,810       73%       81,676       63%       123,155       76%       146,670       64%
                                ---------     -----    ---------     -----     ---------     -----     ---------     -----
  Net Revenues                  $ 102,570      100%    $ 128,674      100%     $ 163,099      100%     $ 228,751      100%
                                =========     =====    =========     =====     =========     =====     =========     =====

Gross Profit By Segment
-----------------------

                                          Three Months Ended June 30,               Six Months Ended June 30,
                              ----------------------------------------------  ----------------------------------------------
                                          1999                  2000                     1999                   2000
                              ----------------------------------------------  ----------------------------------------------
                                            Percent                 Percent                 Percent                 Percent
                              In Thousands  of Total In Thousands   of Total  In Thousands  of Total In Thousands   of Total

Segments
--------
Internet                        $   5,578       29%     $  9,956       38%      $  8,473       26%      $ 17,036       38%
Call Center                        13,964       71%       16,040       62%        23,746       74%        28,134       62%
                                ---------     -----    ---------     -----     ---------     -----     ---------     -----
  Gross Profit                  $  19,542      100%     $ 25,996      100%      $ 32,219      100%      $ 45,170      100%
                                =========     =====    =========     =====     =========     =====     =========     =====


Three Months Ended June 30, 2000  and June 30, 1999 by Segment

     Net Revenues. Net revenues through the Internet increased $19.2 million, or 69.3% to $47.0 million. The retail value of non-published fares is the largest component of net revenues. Sales volumes increased as a result of a targeted advertising campaign, growing acceptance of Internet commerce, and a significant increase in registered users to our website. The non-published fare component in the Internet sales mix was 68% and 58%, respectively, of total Internet bookings for the three months ended June 30, 1999 and 2000.

     Net revenues through call centers increased $6.9 million, or 9.2% to $81.2 million. This increase reflected higher staffing levels and the benefits of increased advertising.

     Gross Profit. Gross profit from Internet sales increased $4.4 million, or 78.5% to $10.0 million. As a percentage of net revenues, Internet gross profit increased from 20.1% to 21.2%. The increase in published fare commissions combined with a decrease in non-published fare margins from changes in carrier sales mix resulted in the increase in gross profit as a percentage of net revenues. A higher component of commissions paid on published fare sales combined with lower non-published fare margins primarily from changes in carrier sales mix resulted in a higher gross profit as a percentage of net revenues. As published fare commissions have no accompanying cost of sales, an increase in the published fare component of sales will result in an increase in gross profit as a percentage of net revenues.

     Call center gross profit increased $2.1 million, or 14.9% to $16.0 million. As a percentage of net revenues, gross profit from call centers increased from 18.7% to 19.6% for the three months ended June 30, 1999 and 2000, respectively.

Six Months Ended June 30, 2000  and June 30, 1999 by Segment

     Net Revenues. Net revenues through the Internet increased $42.1 million, or 105.5% to $82.1 million. The non-published fare component in the Internet sales mix was 64% and 56% of total Internet bookings for the six months ended June 30, 1999 and 2000, respectively. Sales volumes increased as a result of a targeted advertising campaign, growing acceptance of Internet commerce, and a significant increase in registered users to our website.

     Net revenues through call centers increased $23.5 million, or 19.1% to $146.7 million. The increase reflected the overall industry demand, the results of the Cheap Tickets' branding campaign, increased productivity and higher staffing levels in the call centers.

     Gross Profit. Gross profit from Internet sales increased $8.6 million, or 101.1% to $17.0 million. As a percentage of net revenues, Internet gross profit decreased from 21.2% to 20.7%. The reduction was primarily due to the impact of a decrease in non-published fare margins from changes in the carrier sales mix and the impact of fuel surcharges.

     Call center gross profit increased $4.4 million, or 18.5% to $28.1 million. As a percentage of net revenues, gross profit from call centers decreased slightly from 19.3% to 19.2% for the six months ended June 30, 1999 and 2000, respectively, also primarily due to the same reasons as stated above.


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

Liquidity and Capital Resources


     For the six months ended June 30, 2000, Cheap Tickets generated cash from operating activities of $18.7 million, compared with $15.8 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, cash generated from operating activities was comprised principally of net earnings of $7.2 million plus depreciation of $1.2 million and an increase in accounts payable of $11.4 million. For the six months ended June 30, 1999, cash generated from operating activities was comprised principally of net earnings of $4.2 million plus depreciation of $585,000 and an increase in accounts payable of $8.9 million. The primary account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased less commissions earned. This is generally a significant balance, and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

     For the six months ended June 30, 2000, Cheap Tickets received cash from investing activities of $4.1 million, while in the prior period it used cash in investing activities of $20.6 million. Cash provided by investing activities for the six months ended June 30, 2000 included net proceeds from the sale of short term marketable securities of $4.8 million and capital expenditures of $779,000. For the six months ended June 30, 1999 net purchases of short term marketable securities were $18.4 million and capital expenditures were $2.2 million. For the six months ended June 30, 1999, Cheap Tickets received net proceeds from an initial public offering of $55.0 million, after deduction of underwriters' fees and other costs of issuance less $4.8 million to redeem mandatorily redeemable preferred stock and accumulated dividends.

     At June 30, 2000, Cheap Tickets maintained on hand cash and cash equivalents of $62.8 million and short term marketable securities of $93.8 million. Cheap Tickets' net working capital was $141.1 million. Last year, Cheap Tickets had available a $3 million credit facility with a bank which expired on December 5, 1999. Cheap Tickets had outstanding long-term debt net of current installments of $504,000 and capital lease obligations of $2,675,000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders (the "Annual Meeting") of Cheap Tickets was held on May 9, 2000. At the Annual Meeting, three items were put to a vote of the stockholders:

         The election of the following seven directors of the Company to serve until the 2001 Annual Meeting of Stockholders, and until their successors are elected and qualified: Giles H. Bateman, George R. Mrkonic, A. Maurice Myers, Cece Smith, Sam E. Galeotos, Michael J. Hartley and Sandra T. Hartley.

        The approval and ratification of the Amended and Restated 1999 Stock Incentive Plan.

        The appointment of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 2000.



The voting results were:

         Item                        For          Against     Abstained
         ----                     ----------     ---------   ----------
1. Directors
    Giles H. Bateman              18,648,519         0         14,717
    George R. Mrkonic             18,648,519         0         14,717
    A. Maurice Myers              18,648,519         0         14,717
    Cece Smith                    18,648,519         0         14,717
    Sam E. Galeotos               18,648,519         0         14,717
    Michael J. Hartley            18,648,519         0         14,717
    Sandra T. Hartley             18,648,519         0         14,717

2. Approval and ratification of   18,509,672   125,437         28,127
    Amended and Restated
    1999 Stock Incentive Plan

3. Appointment of auditors        18,654,188     7,922          1,126


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

                                       CHEAP TICKETS, INC.
                                       (Registrant)


Date: August 14, 2000                  /s/ Michael J. Hartley
                                       ---------------------------------------
                                              Michael J. Hartley
                                       Chairman of the Board, Chief Executive
                                         Officer


Date: August 14, 2000                  /s/ Sam E. Galeotos
                                       ---------------------------------------
                                               Sam E. Galeotos
                                       President and Chief Operating Officer

Date: August 14, 2000
                                       /s/ Dale K. Jorgenson
                                       ---------------------------------------
                                              Dale K. Jorgenson
                                       Chief Financial Officer and Vice
                                        President (Principal Financial Officer
                                        and Principal Accounting Officer)