Form 10-Q
period 2000-09-30
CHEAP TICKETS INC
filed 2000-11-13
CIK 1076411

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of November 7, 2000, the Registrant had 24,247,996 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX


                                                                        Page
                                                                        ----

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)....................   3

          - Consolidated balance sheets at December 31, 1999 and
            September 30, 2000.............................................   3

          - Consolidated statements of operations for the three and nine
            months ended September 30, 1999 and 2000.......................   4

          - Consolidated statement of stockholders' equity for the three
            and nine months ended September 30, 1999 and 2000..............   5

          - Condensed consolidated statements of cash flows for the nine
            months ended September 30, 1999 and 2000.......................   6

          - Notes to consolidated financial statements.....................   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................   9

Item 3.   Quantitative and Qualitative
          Disclosure about Market Risk.....................................  13

PART II   OTHER INFORMATION................................................  14

Item 1.   Legal Proceedings................................................  14

Item 2.   Changes in Securities and Use of Proceeds........................  14

Item 3.   Defaults Upon Senior Securities..................................  14

Item 4.   Submission of Matters to a Vote of Security Holders..............  14

Item 5.   Other Information................................................  14

Item 6.   Exhibits and Reports on Form 8-K.................................  15

          SIGNATURES.......................................................  15

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              CHEAP TICKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                         December 31,     September 30,

                                                                              1999             2000
                                                                          --------         --------
                                                                                          (unaudited)
                  ASSETS
Current Assets:
 Cash and cash equivalents                                                $ 40,718         $ 57,856
 Marketable securities                                                      98,580           96,600
 Trade accounts and other receivables                                        4,520            6,424
 Refundable income taxes                                                       355              106
 Ticket inventories                                                            348              354
 Other current assets                                                        1,370            1,437
                                                                          --------         --------
    Total current assets                                                   145,891          162,777
Property and equipment, net                                                  9,263            9,786
Other assets                                                                   456              721
                                                                          --------         --------
                                                                          $155,610         $173,284
                                                                          ========         ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                         $  7,131         $ 14,310
 Accrued salaries                                                            1,763            1,751
 Accrued vacation                                                              540              650
 Accrued expenses and other liabilities                                        377              685
 Current installments of long-term debt                                        133               25
 Current installments of capital lease obligations                           1,405            1,410
 Deferred revenue, current                                                     400              400
                                                                          --------         --------
    Total current liabilities                                               11,749           19,231
Long-term debt, excluding current installments                                 517              498
Capital lease obligations, excluding current installments                    3,376            2,316
Deferred revenue, noncurrent                                                 1,200              900
Other noncurrent liabilities                                                   156              131
                                                                          --------         --------
    Total liabilities                                                       16,998           23,076

Stockholders' Equity:
   Preferred stock, $0.01 par value as of December 31, 1999 and
     September 30, 2000. Authorized 10,000,000 shares; Issued
     And Outstanding none at December 31, 1999 and September 30,
     2000 (Note 4).                                                              -                -
   Common stock, $.001 par value.  Authorized 70,000 shares;
   Issued and outstanding 24,025 shares at December 31, 1999 and
    24,243 shares at September 30, 2000 (Note 4).                               24               24
   Additional paid-in capital                                              146,002          145,911
   Unearned compensation                                                      (382)            (172)
   Retained earnings                                                         7,708           19,185
   Treasury stock, at cost--1,037 common shares at December 31,
     1999 and September 30, 2000                                           (14,740)         (14,740)
                                                                          --------         --------
           Total stockholders' equity                                      138,612          150,208
                                                                          --------         --------
                                                                          $155,610         $173,284
                                                                          ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (unaudited)


                                                 Three months ended September 30,             Nine months ended September 30,
                                                 --------------------------------             -------------------------------
                                                       1999            2000                       1999            2000

Non-published fares                                  $103,764        $114,161                   $257,143        $327,888
Published fare commissions and bonuses                  6,391           7,238                     16,112          22,263
                                                     --------        --------                   --------        --------
  Net revenues                                        110,155         121,399                    273,255         350,151
Cost of sales                                          88,628          96,111                    219,508         279,693
                                                     --------        --------                   --------        --------
Gross Profit                                           21,527          25,288                     53,747          70,458
Selling, general and administrative expenses           18,393          20,640                     44,289          57,943
                                                     --------        --------                   --------        --------
Net operating income                                    3,134           4,648                      9,458          12,515
Other income (deductions):
   Interest income                                      1,297           2,432                      2,181           6,765
   Interest expense                                       (67)            (90)                      (161)           (292)
   Other, net                                              (8)              3                         13            (173)
                                                     --------        --------                   --------        --------
Earnings before income taxes                            4,356           6,993                     11,491          18,815
Income taxes                                            1,786           2,727                      4,711           7,338
                                                     --------        --------                   --------        --------
Net earnings                                            2,570           4,266                      6,780          11,477

Preferred stock dividends                                 ---             ---                        (79)            ---
Accretion of mandatorily redeemable
  cumulative preferred stock discount                     ---             ---                        (37)            ---
Redemption of mandatorily redeemable
  cumulative preferred stock                              ---             ---                       (587)            ---
                                                     --------        --------                   --------        --------
Income available to common shares                    $  2,570        $  4,266                   $  6,077        $ 11,477
                                                     --------        --------                   --------        --------
Basic earnings per common share                      $   0.11        $   0.18                   $   0.31        $   0.50
                                                     ========        ========                   ========        ========
Average common shares outstanding                      22,607          23,201                     19,711          23,159
                                                     ========        ========                   ========        ========
Diluted earnings per common share                    $   0.11        $   0.18                   $   0.29        $   0.49
                                                     ========        ========                   ========        ========
Average diluted common shares outstanding              23,256          23,534                     21,310          23,554
                                                     ========        ========                   ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)


                                                                Additional                                              Total
                                                  Common          Paid-In      Unearned     Retained   Treasury     Stockholders'
                                                  Stock           Capital    Compensation   Earnings    Stock          Equity
                                              ---------------   ----------   ------------   --------   --------     ------------
                                              Shares   Amount
                                              ------   ------
 Balance, December 31, 1999                   24,025      $24     $146,002       $(382)      $ 7,708   $(14,740)      $138,612

 Net earnings                                      -        -            -           -        11,477          -         11,477

 Exercise of stock options                       214        -           37           -             -          -             37

 Other issuance of common stock                    4        -           47           -             -          -             47

 Amortization and forfeiture of stock option
   compensation                                    -        -         (175)        210             -          -             35
                                              ---------------     ---------      ------      -------   ---------      --------
 Balance, September 30, 2000                  24,243      $24     $145,911       $(172)      $19,185   $(14,740)      $150,208
                                              ===============     =========      ======      =======   =========      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                               -----------------------
                                                                                  1999         2000
                                                                               ---------     ---------
Cash flows from operating activities:
 Net earnings                                                                  $   6,780    $  11,477
 Adjustments to reconcile net earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                                    1,037        2,097
  Stock option compensation                                                           69           35
  Amortization of discount on marketable securities                                  (35)        (381)
  Loss on sale or disposal of property and equipment                                  20          124
  Loss on sale of marketable securities                                                9           86
  Changes in operating assets and liabilities                                     10,415        5,267
                                                                               ----------   ----------
      Net cash provided by operating activities                                   18,295       18,705

Cash flows from investing activities:
  Capital expenditures                                                            (2,913)      (2,877)
  Proceeds from sale of property and equipment                                        11          133
  Purchase of marketable securities                                             (103,806)    (111,109)
  Proceeds from sale of marketable securities                                     18,506      113,384
                                                                               ----------   ----------
      Net cash used in investing activities                                      (88,202)        (469)

Cash flows from financing activities:
  Redemption of mandatorily redeemable cumulative preferred stock                 (4,839)           -
  Proceeds from issuance of common stock, net of expenses paid                   144,640           84
  Proceeds from issuance of long-term debt                                           236            -
  Principal payments on long-term debt                                              (299)        (127)
  Principal payments on capital lease obligations                                   (567)      (1,055)
                                                                               ----------   ----------
      Net cash provided by (used in) financing activities                        139,171       (1,098)

      Net increase in cash                                                        69,264       17,138

Cash and cash equivalents at beginning of period                                   2,974       40,718
                                                                               ----------   ----------
Cash and cash equivalents at end of period                                     $  72,238    $  57,856
                                                                               ==========   ==========

Supplemental cash flow information:
 Cash paid for:
  Interest                                                                     $     164    $     292
  Income taxes                                                                     4,172        7,088
 Noncash investing and financing activities:
  Acquisitions of new equipment through capital leases                             4,446            -

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Cheap Tickets, Inc. ("Cheap Tickets") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

     These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in Cheap Tickets' Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results expected for the full fiscal year or for any future period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Cheap Tickets and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the useful lives of property and equipment, the valuation allowance for deferred tax assets and the allowance for doubtful receivables. Management believes that such allowances have been appropriately determined in accordance with generally accepted accounting principles.

Revenue Recognition

     Revenues consist of non-published fares, commissions and overrides on published fares, and volume bonuses from a travel service network. Non-published fares are fares that are bought by Cheap Tickets under negotiated net fare contracts from various airline carriers and other travel service providers and resold to consumers at fares determined by Cheap Tickets generally sold at a discount off published fares. In such transactions, Cheap Tickets is the credit card merchant of record. Cheap Tickets also sells travel services at regular published fares and earns a commission on such sales. In published fare sales, the fares are set by the airlines and Cheap Tickets is not the credit card merchant of record.

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

New Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the Securities and Exchange Commission issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal

2000. Cheap Tickets will adopt this accounting pronouncement as required in the fourth quarter of fiscal 2000. In July 2000, the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 99-19, "Recording Revenue Gross As a Principal versus Net As an Agent." This issue is intended to develop an accounting model that is consistent with the requirements of SAB No. 101 and provides guidance on reporting revenue based on the gross amount billed to a customer or on the net amount retained (amount billed to the customer less the amount paid to a supplier). Cheap Tickets is still evaluating EITF Issue 99-19 and the effect that its adoption may have on its consolidated financial statements. Should Cheap Tickets be required to report non-published fare revenue on a net basis, such reporting would be similar to commission income and accordingly may have a material effect on reported net revenues. The implementation of this new accounting pronouncement will not affect Cheap Tickets' net income.

     In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller and withdrew its previous tentative conclusion that costs incurred by the seller for shipping and handling be classified as costs of goods sold. However, the Securities and Exchange Commission is expected to issue a staff announcement that would require shipping and handling costs to be included in costs of goods sold. The implementation of this new pronouncement will change the way Cheap Tickets presently presents these income and expense items in its consolidated financial statements. Presently, Cheap Tickets offsets amounts collected from customers for shipping and handling costs against the related expenses. Cheap Tickets does not expect the adoption of this consensus and any change to the classification of shipping and handling costs to have a material effect on its consolidated financial statements.

2. Net Income Per Share

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share data).

                                                    Three months ended        Nine months ended
                                                    ------------------        -----------------
                                                       September 30,            September 30,
                                                       -------------            -------------
                                                    1999         2000         1999         2000
Numerator:
  Income available to common shares........        $ 2,570      $ 4,266      $ 6,077      $11,477
                                                   -------      -------      -------      -------
Denominator:
  Shares - basic...........................         22,607       23,201       19,711       23,159
    Effect of Dilutive Securities:
     Common stock warrants.................             --           --          881           --
     Stock options.........................            649          333          718          395
                                                   -------      -------      -------      -------
  Shares - diluted.........................         23,256       23,534       21,310       23,554
                                                   -------      -------      -------      -------
Basic earnings per share:..................        $  0.11      $  0.18      $  0.31      $  0.50
                                                   =======      =======      =======      =======
Diluted earnings per share:................        $  0.11      $  0.18      $  0.29      $  0.49
                                                   =======      =======      =======      =======

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

  Options to purchase 1,317,950 shares of common stock at a range of $11.44 to $37.50 were outstanding during the three months ended September 30, 2000 but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

     Cheap Tickets' revenues historically had been generated by ticket sales through Cheap Tickets' four call centers and, to a lesser extent, through 12 walk-in retail stores. In October 1997, Cheap Tickets broadened its ticket distribution by offering online booking at "www.cheaptickets.com." Internet bookings accounted for approximately 30% of total gross bookings in 1999 and approximately 40% during the three months ended September 30, 2000. In the third quarter of 2000, Cheap Tickets added approximately 1.6 million registered online users. At September 30, 2000, total registered online users were approximately
7.5 million. Cheap Tickets expects online gross bookings and online net revenues to represent an increasing portion of gross bookings and net revenues in future periods.

     Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. The difference between gross bookings and revenues as reported in Cheap Tickets' consolidated statement of operations derives solely from the difference in revenue treatment accorded to sales of published fares. With respect to published fares, Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of such fares. Gross bookings represent the retail value of the sales of published fares. With respect to non-published fares, revenues as reported in Cheap Tickets' consolidated statement of operations are equivalent to gross bookings, which is the retail value of such fares. Gross bookings are not required by generally accepted accounting principles and should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets' products.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the Securities and Exchange Commission issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Cheap Tickets will adopt this accounting pronouncement as required in the fourth quarter of fiscal 2000. In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 99-19, "Recording Revenue Gross As a Principal versus Net As an Agent." This issue is intended to develop an accounting model that is consistent with the requirements of SAB No. 101 and provides guidance on reporting revenue based on the gross amount billed to a customer or on the net amount retained (amount billed to the customer less the amount paid to a supplier). Cheap Tickets is still evaluating EITF Issue 99-19 and the effect that its adoption may have on its consolidated financial statements. Should Cheap Tickets be required to report non-published fare revenue on a net basis, such reporting would be similar to commission income and accordingly may have a material effect on reported net revenues. The implementation of this new accounting pronouncement will not affect Cheap Tickets' net income.

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

     Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the three months ended September 30, 1999 and 2000, approximately 99% of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

     Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees, occupancy and delivery costs. In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller and withdrew its previous tentative conclusion that costs incurred by the seller for shipping and handling be classified as costs of goods sold. However, the Securities and Exchange Commission is expected to issue a staff announcement that would require shipping and handling costs to be included in costs of goods sold. The implementation of this new pronouncement will change the way Cheap Tickets presently presents these income and expense items in its consolidated financial statements. Presently, Cheap Tickets offsets amounts collected from customers for shipping and handling costs against the related expenses. Cheap Tickets does not expect the adoption of this consensus and any change to the classification of shipping and handling costs to have a material effect on its consolidated financial statements.

Results of Operations

Three months ended September 30, 2000 and September 30, 1999

     Net revenues. Net revenues for the third quarter of 2000 increased $11.2 million, or 10.2%, to $121.4 million. Non-published fare sales increased $10.4 million, or 10.0%, to $114.2 million, reflecting a significant increase in the number of non-published fare tickets sold. Commissions increased $847,000, or 13.3%, to $7.2 million. The increase in net revenues reflected increased sales volumes and higher commissions on published fares from more favorable supplier agreements. Non-published fare sales as a percentage of net revenues remained the same at 94%.

     The increase in net revenues benefitted from accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly through Internet and overall advertising to targeted markets.

     Net revenues through call centers and retail operations decreased $4.4 million, or 5.5%, to $76.0 million. The decrease can be attributed to some pricing competition resulting from United Airlines' pricing actions and Cheap Tickets' focus on optimizing margins.

     Net revenues from Internet sales increased $15.7 million, to $45.4 million. Net revenues through the Internet increased to 37.4% of total net revenues in the third quarter of 2000, compared with 27.1% in the third quarter of 1999.

     Gross Profit. Gross profit for the third quarter of 2000 increased $3.8 million, or 17.5%, to $25.3 million. As a percentage of net revenues, gross profit increased from 19.5% to 20.8% of net revenues. This increase reflects a higher percentage of published fares sold and higher margins from more effective yield management of non-published fares.

     Selling, General and Administrative Expenses. For the three months ended September 30, 2000, selling, general and administrative expenses increased $2.2 million, or 12.2%, to $20.6 million, and increased as a percentage of net revenues from 16.7% to 17.0%. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily due to increases in compensation, telephone and credit card charges.

     Net Earnings. Net earnings for the three months ended September 30, 2000 increased $1.7 million, or 66.0% to $4.3 million. The increase reflected higher net revenues, operating margins, and interest income.

Nine months ended September 30, 2000 and September 30, 1999

     Net revenues. Net revenues for the nine months ended September 30, 2000 increased $76.9 million, or 28.1%, to $350.1 million. Non-published fare sales increased $70.7 million, or 27.5%, to $327.9 million, reflecting a significant increase in the number of non-published fare tickets sold. Commissions increased $6.2 million, or 38.2%, to $22.3 million. The $6.2 million increase in commissions primarily reflected two factors: first, an increase in commissions on increased sales of published fares;

and second, a $4.2 million increase in incentive payments. Published fare commissions as a percentage of net revenues increased from 5.9% to 6.4%.

     The increase in net revenues benefitted from accelerating usage of Internet commerce in the leisure travel market and improving recognition of the Cheap Tickets brand name, particularly through Internet and overall advertising to targeted markets.

     Net revenues through call centers and retail operations increased $19.6 million, or 9.7%, to $222.7 million. The increase reflected higher staffing levels and increased average ticket price.

     Net revenues from Internet sales increased $57.2 million, to $127.4 million. Net revenues through the Internet represented 36.4% of net revenues in the first nine months ended September 30, 2000, compared with 25.7% in the first nine months ended June 30, 1999.

     Gross Profit. Gross profit for the nine months ended September 30, 2000 increased $16.7 million, or 31.1%, to $70.5 million, driven by a 28.1% increase in net revenues. As a percentage of net revenues, gross profit increased from 19.7% to 20.1%. This can be attributed to slightly higher non-published gross margins from more effective non-published fare yield management and increased volume incentive payments earned.

     Selling, General and Administrative Expenses. For the nine months ended September 30, 2000, selling, general and administrative expenses increased $13.7 million, or 30.8%, to $57.9 million, and increased slightly as a percentage of net revenues from 16.2% to 16.5%. The increase as a percentage of net revenues was primarily the result of increases in advertising expenses of $5.8 million, which was 4.1% of net revenues this year compared with 3.1% in 1999. Advertising expenses targeted to increase Internet sales were $3.2 million higher for the nine months ended September 30, 2000, including campaigns encompassing print, radio, television, e-mail and special airfare promotions. Other expenses such as compensation, credit card fees and telephone expenses were higher than the same period in 1999 as a result of higher sales volumes but lower as a percentage of net revenues. In the aggregate, all other selling, general and administrative expenses, other than advertising, were 13.1% and 12.4% of net revenues for the nine months ended September 30, 1999 and 2000, respectively.

     Net Earnings. Net earnings for the nine months ended September 30, 2000 increased $4.7 million, or 69.3% to $11.5 million. The increase reflected higher net revenues, higher operating margins, and interest income from cash and marketable securities of $6.7 million.

Operating Segments

Net Revenues By Segment
-----------------------
                            Three Months Ended September 30,                          Nine Months Ended September 30,
                 ----------------------------------------------------------------------------------------------------------------
                           1999                         2000                         1999                         2000
                 -------------------------    -------------------------    -------------------------    -------------------------
                                  Percent                      Percent                      Percent                      Percent
                   In Thousands   of Total      In Thousands   of Total      In Thousands   of Total      In Thousands   of Total
Segments
--------
Internet          $    29,707        27%       $    45,358          37%     $    70,189        26%       $   127,439        36%
Call Center            80,448        73%            76,041          63%         203,066        74%           222,712        64%
                  ----------------------       ------------------------     ----------------------       ----------------------
  Net Revenues    $   110,155       100%       $   121,399         100%     $   273,255       100%       $   350,151       100%
                  ======================       ========================     ======================       ======================

Gross Profit By Segment
-----------------------
                            Three Months Ended September 30,                          Nine Months Ended September 30,
                 ----------------------------------------------------------------------------------------------------------------
                           1999                         2000                         1999                         2000
                 -------------------------    -------------------------    -------------------------    -------------------------
                                  Percent                      Percent                      Percent                      Percent
                   In Thousands   of Total      In Thousands   of Total      In Thousands   of Total      In Thousands   of Total
Segments
--------
Internet          $     6,509        30%       $     9,561          38%     $    14,984        28%       $    26,598        38%
Call Center            15,018        70%            15,727          62%          38,763        72%            43,860        62%
                  ----------------------       ------------------------     ----------------------       ----------------------
  Gross Profit    $    21,527       100%       $    25,288         100%     $    53,747       100%       $    70,458       100%
                  ======================       ========================     ======================       ======================

Three Months Ended September 30, 2000 and September30, 1999 by Segment

     Net Revenues. Net revenues through the Internet increased $15.7 million, or 52.7% to $45.4 million. The retail value of non-published fares is the largest component of net revenues. Sales volumes increased as a result of targeted advertising and email campaigns, growing acceptance of Internet commerce, and a significant increase in registered users to our website.

The non-published fare component in the Internet sales mix was 62% and 60%, respectively, of total Internet bookings for the three months ended September 30, 1999 and 2000.

     Net revenues through the call centers decreased $4.4 million, or 5.5% to $76.0 million. This decrease can be attributed to some pricing competition resulting from United Airlines' pricing actions and Cheap Tickets' focus on optimizing margins.

     Gross Profit. Gross profit from Internet sales increased $3.1 million, or 46.9% to $9.6 million. As a percentage of net revenues, Internet gross profit decreased from 21.9% to 21.1%. The reduction was primarily due to a decrease in margins on Internet non-published fare sales.

     Call center gross profit increased $709,000, or 4.7% to $15.7 million. As a percentage of net revenues, gross profit from call centers decreased from 20.7% to 18.7% for the three months ended September 30, 1999 and 2000, respectively.

Nine Months Ended September 30, 2000 and September 30, 1999 by Segment

     Net Revenues. Net revenues through the Internet increased $57.2 million, or 81.6% to $127.4 million. The non-published fare component in the Internet sales mix was 63% and 57% of total Internet bookings for the nine months ended September 30, 1999 and 2000, respectively. Sales volumes increased as a result of targeted advertising and email campaigns, growing acceptance of Internet commerce, and a significant increase in registered users to our website.

     Net revenues through call centers increased $19.6 million, or 9.7% to $222.7 million. The increase reflected the overall industry demand, the results of the Cheap Tickets' branding campaign and higher staffing levels in the call centers.

     Gross Profit. Gross profit from Internet sales increased $11.6 million, or 77.5% to $26.6 million. As a percentage of net revenues, Internet gross profit decreased from 21.3% to 20.9%. The reduction was primarily due to the impact of a decrease in non-published fare margins from changes in the carrier sales mix.

     Call center gross profit increased $5.1 million, or 13.1% to $43.9 million. As a percentage of net revenues, gross profit from call centers increased slightly from 19.1% to 19.7% for the nine months ended September 30, 1999 and 2000, respectively, also primarily due to the same reasons as stated above.


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

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, Cheap Tickets generated cash from operating activities of $18.7 million, compared with $18.3 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash generated from operating activities was comprised principally of net earnings of $11.4 million plus depreciation of $2.1 million and an increase in accounts payable of $7.1 million. For the nine months ended September 30, 1999, cash generated from operating activities was comprised principally of net earnings of $6.8 million plus depreciation of $1.0 million and an increase in accounts payable of $10.6 million. The primary account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased less commissions earned. This is generally a significant balance, and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

     For the nine months ended September 30, 2000, Cheap Tickets received cash from investing activities of $468,000, while in the prior period it used cash in investing activities of $88.2 million. Cash used in investing activities for the nine months ended September 30, 2000 included net proceeds from the sale of short term marketable securities of $2.3 million and capital expenditures of $2.8 million. For the nine months ended September 30, 1999 net purchases of short term marketable securities were $85.3 million and capital expenditures were $2.9 million. For the nine months ended September 30, 1999, Cheap Tickets received net proceeds from initial and secondary public offerings of $144.6 million, after deduction of underwriters' fees and other costs of issuance less $4.8 million to redeem mandatorily redeemable preferred stock and accumulated dividends.

     At September 30, 2000, Cheap Tickets maintained on hand cash and cash equivalents of $57.8 million and short term marketable securities of $96.6 million. Cheap Tickets' net working capital was $143.5 million. Last year, Cheap Tickets had available a $3 million credit facility with a bank which expired on December 5, 1999. Cheap Tickets had outstanding long-term debt net of current installments of $498,000 and capital lease obligations of $2,316,000.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Please refer to the discussion in notes 3 and 4 of the Consolidated Financial Statements set forth in Part I, Item 1 and in the Section entitled "Liquidity and Capital Resources" in Part I, Item 2.

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

                                       CHEAP TICKETS, INC.
                                       (Registrant)

                                          /s/ Michael J. Hartley
Date: November 13, 2000
                                              Michael J. Hartley
                                  Chairman of the Board, Chief Executive Officer

                                              /s/ Sam E. Galeotos
Date: November 13, 2000
                                                  Sam E. Galeotos
                                      President and Chief Operating Officer

                                              /s/ Dale K. Jorgenson
Date: November 13, 2000
                                              Dale K. Jorgenson
                           Chief Financial Officer and Vice President (Principal
                            Financial Officer and Principal Accounting Officer)