Form 10-K
period 2000-12-31
CHEAP TICKETS INC
filed 2001-04-02
CIK 1076411

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2000 or

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

                           1440 Kapiolani Boulevard
                            Honolulu, Hawaii 96814
         (Address of principal executive offices, including zip code)

                                (808) 945-7439
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None


                 ----------                                      ----------
            (Title of each class)                  (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $66,600,000 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2001, the Registrant had 24,270,542 shares of Common Stock, $.001 par value per share, outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on May 21, 2001 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   All historical financial information contained in this Annual Report on Form 10-K has been restated to comply with recently issued accounting standards as discussed on page 29 (see Note 1 to the Financial Statements).

   From time to time, Cheap Tickets may make certain statements that contain "forward-looking" information or statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipate," "believe," "expect," "estimate," "project," "plan" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K, and in Cheap Tickets' other filings with the SEC. Although Cheap Tickets believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, without limitation those identified under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current or future operations may vary materially from those anticipated, estimated, or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                                    PART I

Item 1. Business.

   Cheap Tickets is one of the leading retail sellers of discount tickets for domestic leisure travel. Offering more than 1 million non-published airfares on more than 40 major airlines, Cheap Tickets sells directly to consumers through its Internet site, located at "www.cheaptickets.com;" through its toll-free number, 1-800-OKCHEAP; and at its 10 retail stores. For the year ended December 31, 2000, Cheap Tickets sold more than 2.1 million airline tickets, primarily through its call centers and its Internet site. Cheap Tickets was incorporated in Hawaii in August 1986 and reincorporated in Delaware in February 1999.

Products and Services

   Leisure Airline Tickets. Cheap Tickets has the right to acquire non-published fares pursuant to contracts from carriers. Cheap Tickets then resells these tickets at profit margins which exceed the typical commissions payable for the sale of tickets on an agented basis. The prices Cheap Tickets offers to customers are generally at a substantial discount to published fares. Cheap Tickets purchases these fares only when it resells them to customers, so that it does not have inventory carrying costs. Cheap Tickets' non-published fares are not available to consumers directly from the airlines and are not published, except as advertised by Cheap Tickets. Availability of non-published fares varies from route to route based on availability from the airline carriers. Cheap Tickets currently offers approximately 1 million non-published fares at any given time, covering most major domestic and international routes. Cheap Tickets sells these tickets with limitations and restrictions that make them unattractive for full fare travelers, who seek the convenience of tickets that can be exchanged or canceled and do not have advance purchase or minimum stay requirements. For the years ended December 31, 1999 and 2000, approximately 64% and 57%, respectively, of Cheap Tickets' airline gross bookings were from non-published fares.

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

   Other Travel Products and Services. Cheap Tickets has contractual relationships to sell cruises on Carnival Cruises and Princess Cruises and also has contractual relationships with major auto rental companies to provide reservations. Cheap Tickets has also entered into a number of contracts to sell hotel room reservations. Such alternative products represented 3% of Cheap Tickets' gross bookings for the year ended December 31, 2000. Management views these other travel products and services as potential areas of future growth.

   Call Center Operations. At December 31, 2000, Cheap Tickets had approximately 602 reservation agents and other call center employees at its four call centers. Facilities are located in Honolulu, Colorado Springs, Los Angeles and Lakeport, California. Reservation agents at these call centers receive all in-bound calls to Cheap Tickets' toll free number "1-800-OK-CHEAP." On average, the call centers received approximately 22,000 calls per day in 2000. Reservation agents currently conduct fare searches for requested itineraries, sell airline tickets, explain rules and restrictions applicable to fares and ticket delivery details, identify retail ticket locations, and provide other assistance. The call centers also provide customer service for both call center customers and Internet users.

   Cheap Tickets uses an intelligent call routing and interactive voice response technology that enables callers to direct inquiries in an automated phone-based environment. By automating caller activities and compensating agents on an incentive basis, Cheap Tickets seeks to maximize agent productivity. Call centers are segmented into teams, which are rewarded for the highest productivity and operating effectiveness.

   Internet Operations. Cheap Tickets accepts online reservations and provides ticketing service through its website at "www.cheaptickets.com." On the website, customers can access information on schedules, availability and non-published and published fares and book their own travel arrangements at their convenience. The website is designed to provide customers with quick, efficient and flexible service in a manner that facilitates comparison shopping. Cheap Tickets' online service automates the processing of customer orders, interacts with the systems of third-party travel suppliers, and allows Cheap Tickets to gather, store and use customer and transaction information in a comprehensive and cost-efficient manner. The website requires users to complete a profile before searching for fares. The website has permitted Cheap Tickets to expand its customer base through better service while reducing transactional costs.

   The website contains customized software applications that interface the website with an electronic booking system and database. Cheap Tickets has contracted with SABRE for the development and hosting of the site, the development of the customized software applications, and access to the electronic booking system and database.

   Cheap Tickets maintains a relational database containing information compiled from customer profiles, shopping patterns and sales data. Cheap Tickets analyzes information in this database to develop targeted marketing programs and provide personalized and enhanced customer service. Its database is scaleable to permit large transaction volumes. Cheap Tickets' systems support automated e-mail communications with customers to facilitate confirmations of orders, provide customer support, obtain customer feedback and engage in targeted marketing programs.

   Cheap Tickets uses a combination of proprietary and industry-standard encryption and authentication measures designed to protect a customer's information. Cheap Tickets maintains an Internet firewall to protect its internal systems and all credit card and other customer information.

Strategic Relationships

   Airline Relationships. Cheap Tickets currently has contracts with more than 40 airlines. For the year ended December 31, 2000, approximately 48% of sales of non-published fares came from tickets acquired from three airlines. Cheap Tickets sells non-published fares purchased under these contracts, with minimum stay and advance purchase requirements, as non-refundable, non-endorsable and non-changeable tickets and without frequent flyer mileage or upgrades. Generally, the airline contracts range from one to one and a half years in length and can be cancelled on short notice. None of these carriers has any obligation to renew the contracts at their expiration, but Cheap Tickets has consistently been successful in obtaining renewals. Management believes that Cheap Tickets' track record of selling excess capacity without compromising the airlines' fare structures provides a strong incentive for the airlines to continue to use Cheap Tickets for the sale of domestic non-published fares. Management believes that Cheap Tickets' success in matching excess capacity to consumer demand for low ticket prices comes from its strategy of directing its marketing efforts to leisure travelers and selling restricted tickets directly to the public in high volumes through call centers and over the Internet. Although Cheap Tickets has a consistent history of renewing its contracts, there are no assurances that any one or several of them will be renewed.

   SABRE Relationship. SABRE is a world leader in the electronic distribution of travel-related products and services and is a leading provider of information technology solutions for the travel and transportation industry. SABRE's electronic booking system and database contains flight schedules, availability, and published fare information for more than 440 airlines, 50 auto rental companies, 47,000 hotel properties, and dozens of railways, tour companies, passenger ferries, and cruise lines located throughout the world. Through the SABRE reservations system, Cheap Tickets offers millions of published airfares, including those of all major domestic and international commercial airlines. In addition, SABRE's electronic booking system and database hosts Cheap Tickets' non-published fare information through a unique arrangement that permits Cheap Tickets to integrate its non-published fares with published fares on a special area of the SABRE reservations system to which only Cheap Tickets has access. This system automatically sorts through millions of fares, including Cheap Tickets' own non-published fares, to identify the lowest fares available for the desired itinerary. These choices are then posted in ascending price order for use by Cheap Tickets' reservation agents and Internet customers.

Marketing and Brand Awareness

   Cheap Tickets intends to aggressively build brand awareness. Traditionally Cheap Tickets has depended primarily on print and, more recently, Internet-based advertising. During 2000, Cheap Tickets launched a campaign using television, print, radio promotions and the Internet. As part of its branding program Cheap Tickets plans to increase its marketing and advertising expenditures. It will also continue to pursue a highly targeted Internet-based advertising campaign. Its Internet advertising efforts will be targeted using keyword search and banner ads on Internet sites frequented by its target consumer base. Through such targeted efforts, Cheap Tickets seeks to obtain a high return for its advertising expenditures. It is a featured advertiser on the Travelocity website. Cheap Tickets also advertises on Yahoo!, Excite, Lycos, HotBot, Snap.com and OnSale. Through its banner advertisements, Cheap Tickets has achieved "click-through" rates to its website in 2000 as high as 6 percent.

Competition

 Competition for Non-Published Fares

   Sellers of Non-Published Fares. Cheap Tickets' existing direct competition for non-published fares comes largely from online companies that specialize in the distribution of discounted fares. Online competition has developed rapidly from a small number of sellers to a large number of sellers. Competition in the sale of non-published fares also continues to come from a large number of other sellers, primarily using call centers or the Internet, or a combination of both. The market for the sale of non-published discounted fares for international routes is more competitive than that for domestic routes. As the leisure travel market evolves, other competitors could increase their share of the market, or new ones could enter the market.

   Online Travel Companies. Online travel companies traditionally have established a strong market presence primarily based on the sale of published fares. Some of these companies also sell non-published fares. Two primary online competitors have emerged in the sale of non-published fares. The leading online competitor is Priceline.com, which has induced a number of major domestic airlines to supply non-published fares by offering warrants and other forms of equity compensation in the company. Priceline.com sells tickets in an auction-based process where the customer offers a price and Priceline.com then seeks to find a ticket to match the customer's offer. The other online competitor is Hotwire.com, which began operations in September of 2000. Hotwire acquires non-published fares primarily from five domestic airlines that are Hotwire shareholders. Hotwire sells tickets in an opaque environment in which the customer identifies a citypair and date for travel and Hotwire displays a fare. The customer then has 30 minutes to accept the fare, without knowing the carrier brand, schedule, connections or equipment type. If the customer chooses not to accept the fare, he or she is restricted from using Hotwire for the same citypair and date for 72 hours. By contrast, the Cheap Tickets customer immediately can buy a fare posted on the Cheap Tickets website or available through a call center, and unlike both Priceline and Hotwire, a Cheap Tickets customer can choose a specific airline and learn the schedule, connections, if any, and equipment prior to making the purchase. Notwithstanding the difference in purchase procedures, Priceline and Hotwire have emerged as vigorous competitors. Other start-up online companies are also attempting to enter the market by acquiring non-published fares by offering airlines equity participations in their companies.

   Airlines and Travel Agents. Airlines do not generally offer non-published fares directly or indirectly through affiliates or travel agents for regularly scheduled travel, presumably to prevent the erosion of their published fare structure. Many airlines do offer limited special discounted fares through their Internet sites that are not generally made available to travel agents. These fares are typically offered only on a last-minute, "special sale" basis. In addition, some airlines offer special promotion fares, percentage discount off of the published fare, bonus frequent flier mileage, or the ability to combine frequent flier miles with a low base fare when purchased on their respective Internet sites. Airlines may expand their offering of special promotional fares, enter the non-published fare market or sell non-published tickets through travel agents.

 Certain Competitive Factors Affecting Non-Published Fares

   Published fares also compete with Cheap Tickets' non-published fares. They effectively establish price ceilings for Cheap Tickets' non-published fares. From time to time, airlines also offer special fares, which may compete directly with Cheap Tickets' discounted non-published fares. Direct competition also comes from the airlines when fare wars break out.

 Competition for Published Fares

   In the sale of published fares, Cheap Tickets currently competes with airlines, traditional travel agents, online travel services and travel industry reservation databases. The online travel services market is new, rapidly evolving and intensely competitive, and Cheap Tickets expects such competition to intensify in the future. In the online travel services market, Cheap Tickets competes for published fares with similar commercial websites of other companies, such as Expedia, which is operated by Microsoft Corporation, Travelocity, Cendant Corporation, TravelWeb, which is operated by Pegasus, Internet Travel Network, Biztravel.com and TheTrip.com, among others. In addition, a new entrant named Orbitz, jointly owned by five airlines (American, Continental, Delta, Northwest and United) is expected to begin operations in June 2001. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial websites offering online travel services. Several airlines also have established commercial websites to sell their tickets and offer other online travel services. A number of Cheap Tickets' competitors possess larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Cheap Tickets.

Employees

   As of December 31, 2000, Cheap Tickets had 1,051 employees including 602 reservation agents and other call center employees, 60 retail store employees, 15 cruise employees, 257 operations support employees and 117 corporate and administrative employees. Cheap Tickets' ability to attract and retain highly qualified employees will be the principal determinant of its success. Cheap Tickets has a policy of using performance-based and equity-based compensation programs to reward and motivate significant contributors among its employees. Competition for qualified personnel in the industry is intense. There can be no assurance that Cheap Tickets' current and planned staffing will be adequate to support its future operations or that management will be able to hire, train, retain, motivate and manage required personnel. Although none of Cheap Tickets' employees is represented by a labor union, there can be no assurance that its employees will not join or form a labor union. However, Cheap Tickets has not experienced any work stoppages and considers its relations with its employees to be good.

Operating Segments

   See Operating Segments section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the financial statements for a detailed discussion on operating segments.

Risk Factors

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

   For the year ended December 31, 2000, approximately 97% of our gross bookings came from the sale of airline tickets. Non-published fares represented about 57% of our airline gross bookings and 57% of total revenue, and we believe that our continuing ability to obtain non-published fares is key to our success. Our business could be hurt by:

  . refusals by airlines to renew contracts for supply of non-published fares;

  .  lack of available excess capacity for an extended time period;

  .  renewals of the contracts on less favorable terms; or

  .  cancellation of contracts.

   Non-published fares are tickets we acquire from the airlines and resell to consumers at substantial discounts off published fares. The airlines sell us tickets at these non-published fares primarily to dispose of excess capacity without eroding published fare structures. We have contracts with more than 40 airlines that permit us to acquire non-published fares on routes designated in the contracts at specified prices. These contracts do not require airlines to provide a specific quantity of tickets or to deal with us exclusively. Although the terms vary, the typical contract is for a period from one to one and a half years, and many are cancelable on 30 days' notice or less. We have a consistent record of renewing these contracts, but airlines may decide not to do business with us or to dispose of excess capacity themselves or through others. At times in the past, airlines have renewed contracts with us on less favorable terms and this may continue to occur in the future. In addition, there may be times when they have less excess capacity to sell.

A large percentage of our sales of non-published fares currently comes from a limited number of suppliers.

   For the year ended December 31, 2000, approximately 48% of our sales of non-published fares came from tickets we bought from three airlines. If one or more of these carriers were to discontinue to supply non-published fares to us, our business could be hurt.

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

   We earned approximately 30% of our revenue for the year ended December 31, 2000 from airline commissions, including incentive overrides, paid by airlines. However, the airlines are not required to pay any particular commission rates or any commissions at all. If air carriers reduce, restrict or eliminate altogether commissions or impose surcharges for tickets not sold by them at any time, it could hurt our business. In recent years, airlines have reduced rates and capped per-ticket commissions. In addition, they have further reduced rates and capped commissions for online reservations.

Potential fluctuations in our financial results makes financial forecasting difficult.

   Our annual or quarterly results of operations may be below the expectations of public market analysts and investors. This could result in a decline in the value of our common stock.

   Our business is seasonal due to customers' leisure travel patterns and changes in the availability of non-published fares. We typically have higher sales and gross profit in the second and third quarters and lower sales and gross profit in the fourth quarter, and historically, we have experienced losses in net income in the fourth quarter. During periods of high-volume air travel, such as occur in the fourth quarter of each year, we historically have had access to fewer non-published fares, and such fares on certain major routes may be unavailable. Online gross bookings may also tend to be seasonal and may decline or grow less rapidly in the summer months. The seasonal sales cycle is fairly predictable, but the cycle may shift year-to-year, corresponding to changes in the economy or other factors affecting the market such as price wars which recently occurred in the fourth quarter of 2000. This could lead to unusual volatility in revenue and earnings.

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

  .  the amount of volume bonuses; and

  .  changes in service fees and advertising revenue volumes.

   Any change in these factors could materially affect our gross margins and operating results in future periods. Other events outside our control, including those set forth in other risk factors, may cause us to experience significant fluctuations in revenue and earnings. For example, the regulatory changes affecting the energy industry instituted in 1996 by the California government has caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as two of our call centers are located in California.

   We intend to increase operating expenses in anticipation of future sales. If these increased sales do not occur or occur only in subsequent periods, we may experience downward fluctuations in our earnings.

A decline in leisure travel or disruptions in travel generally could hurt our business.

   We earn almost all our revenue from the travel industry, particularly from leisure travel. Leisure travel is highly sensitive to personal discretionary spending levels and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce leisure travel are likely to hurt our business. These may include:

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

   Among other factors, our success depends heavily on our access to non-published fares, on our brand recognition and on the ability of our systems to integrate our non-published fares with published fares to offer customers a broad choice. Some of our competitors, including the air carriers themselves, have longer histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These competitors may be able to replicate the factors that make us successful. They may also enter into strategic or commercial relationships with larger, established and well-financed companies. Some of our competitors have agreements to buy non-published fares from our major suppliers. For example, Priceline.com, Inc. signed an agreement to purchase non-published tickets from Continental, United and American Airlines and others and has granted warrants to purchase Priceline.com common stock to certain carriers, and Hotwire.com acquires non-published fares primarily from five domestic airlines that are its shareholders. Our competitors may be able to induce one or more of our suppliers of non-published fares, through pricing, equity or other incentives, to cease doing business with us, or to do business with us on less favorable terms. They might also be able to build strong brand recognition in the leisure travel market, through widespread advertising and other marketing efforts. Some of our competitors may be able to devote greater resources to marketing and promotional campaigns on the Internet. Competitors may also devote substantially more resources to website and systems development than we do. Any or all of these developments could bring heavy competitive pressures to bear on us.

   We also face the prospect of competition from potential competitors not yet in the leisure travel market. We believe that potential competitors are likely to be large, well-financed companies with existing brand name recognition and proven retail distribution ability. For a more complete description of the competitive environment in which we operate, please refer to "Business-- Competition."

The success of our business will depend on continued growth of online commerce and Internet infrastructure.

   Our future revenue and profits depend, to a certain degree, upon the widespread acceptance and use of the Internet and online services as a medium for commerce by customers and sellers. If acceptance and growth of Internet use does not continue, it will hurt our business.

   Rapid growth rate in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of customers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty. There are few proven products and services. For us to achieve significant growth, customers who have historically used traditional means of commerce will instead need to elect to purchase products and services online, and sellers of products and services will need to accept or expand use of the Internet as a channel of distribution. Our revenue and profits depend on customers visiting our website and actually purchasing tickets. Customers could potentially use the site for route information and choose to purchase tickets directly from the airlines or elsewhere.

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

   These developments could render our existing online sites and proprietary technology and systems to become quickly obsolete. Our inability to modify or adapt our infrastructure in a timely manner or the expenses incurred in making such adaptations could hurt our business.

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

   Our online servers are located in Tukwila, Washington and Herndon, Virginia; The SABRE Group's computers are located in Tulsa, Oklahoma; our communication systems are located at four call centers; and our accounting systems' computers are located in Hawaii. These systems and operations are vulnerable to damage or interruption from power loss, telecommunications failure, break-ins, natural disasters and similar events. The operations of several major online companies have, in the past, been disrupted by "data floods" from hackers, and we may be vulnerable to similar acts of sabotage. In addition, California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our California call centers currently do not have backup generators or alternate sources of power in the event of a blackout.

   We currently do not carry adequate business interruption insurance. Although we have adopted network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These kinds of events could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

   We currently rely on SABRE for our general reservations system, including customer profiling, making reservations and credit card verification and confirmations. Currently, over 90% of our computing transactions are processed through the SABRE systems. Our technology relationship with SABRE for Internet operations will further increase our dependency. If we or SABRE ever elect to terminate the existing relationship, we would be forced to convert to another provider or develop our own solution. This conversion would require a substantial commitment of time and resources and potentially hurt our business.

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

   We depend substantially on the continued services and performance of our senior management, particularly Michael J. Hartley, Executive Chairman of the Board, Sam Galeotos, President and Chief Executive Officer, and certain other key personnel. The loss of the services of any of these executive officers or other key employees could hurt our business.

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

   We plan to introduce new and expanded services. Our inability to generate revenue from such expanded services or products sufficient to offset their development or offering cost could hurt our business. Our alternative products, including cruises, auto rentals and hotel room reservations, represented less than 3% of our gross bookings for the year ended December 31, 2000. Our business strategy is to increase the percentage of such alternate travel offerings as a percentage of our revenue. We may not be able to offer such services in a cost-effective or timely manner and our efforts may not be successful. Further, any new service that is not favorably received by customers could damage our reputation or brand name. Expansion of our services could also require significant additional expenses and may strain our management, financial and operational resources. If we cannot obtain alternate travel offerings in the future, we may not be able to benefit fully from our growth strategy.

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

  . the inability to generate revenue from new sites or content sufficient to offset associated acquisition costs;

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

   One component of our growth strategy is to expand internationally. International expansions will present us with special problems of adapting to foreign business customs and regulations and of managing staff effectively from a distance. If we do not address these problems adequately, our international expansion may not produce desired results. This could hurt our business. We may expend significant financial and management resources to establish local offices overseas, create localized user interfaces and comply with local customs and regulations. If the revenue generated by these international operations are insufficient to offset the expense of establishing and maintaining them, our business could be hurt. To date, we have no experience in developing localized versions of our online sites or offshore call centers and only limited experience in marketing and distributing our travel services internationally. We may not be able to expand our operations successfully in such markets. Conducting business on an international level also involves certain inherent risks, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, currency rate fluctuations, seasonality in leisure travel in certain countries and potentially adverse tax consequences.

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

   We are subject to federal regulations prohibiting unfair and deceptive practices. In addition, federal regulations concerning the display and presentation of information currently applicable to airline booking services could be extended to us in the future, as well as other laws and regulations aimed at protecting customers accessing travel services through an online or Internet service. In California, Hawaii and certain other states, we are required to register as a seller of travel, comply with certain disclosure requirements and participate in the state's restitution fund.

   We are also subject to regulations applicable to businesses generally and laws or regulations applicable to online and Internet commerce. Although currently, there are not many laws and regulations that directly apply to the Internet and commercial online services, it is possible that laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, advertising, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online and Internet commerce may prompt calls for more stringent consumer protection laws. Such laws would likely impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services and increase our cost of doing business, or otherwise hurt our business.

   Moreover, in many states, there is currently great uncertainty whether or how existing laws governing property ownership, sales and other taxes, libel, personal jurisdiction, choice of law and privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online and Internet commerce, and new state tax regulations may subject us to additional state sales and income taxes.

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

   The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control:

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

   Domestic and international stock markets often experience extreme price and volume fluctuations. These fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, may adversely affect the market price of our common stock. The market prices for stocks of Internet-related and technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices often are not sustainable and are subject to wide variations. Recently, the Nasdaq National Market, in general, and our stock and the stock of our competitors, in particular, has experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected companies' operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our competitors to any actual or perceived fluctuation in the strength of the markets we serve, no matter how minor in actual or perceived consequence. These broad market and industry factors have and may in the future cause the market price of our stock to decline, regardless of our actual operating performance. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

The market price of our stock could be adversely affected because a significant portion of our stock is closely controlled.

   At December 31, 2000, Michael J. Hartley, Executive Chairman of the Board of Cheap Tickets, together with his affiliates, beneficially owned approximately 48% of our outstanding common stock, subject to certain adjustments. Such ownership could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of our common stock could be adversely affected. If they act together, they will effectively have the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs.

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

Forward-Looking Statements

   Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate," "believe," "expect," "estimate," "project," "plan" and similar expressions. These forward-looking statements include statements relating to our expectations as to:

  . future growth in travel products and services other than leisure airline tickets;

  . our ability to enhance consumer awareness and add new customers through our brand name;

  . increasing our marketing and advertising expenditures to support our brand name and to obtain a high return for our advertising expenditures;

  .  pursuing a highly targeted Internet-based advertising campaign;

  . an increasing portion of gross bookings and revenue in future periods will be represented from sources other than airline ticket sales and by online gross bookings and online revenue;

  .  our continuing ability to obtain non-published fares;

  .  increasing operating expenses in anticipation of future sales;

  . significant growth in the number of users and amount of traffic on the Internet;

  . the addition of key personnel in the future and our ability to effectively manage the growth of our operations and personnel;

  . broadening the scope and content of our business through the acquisition of existing and complimentary businesses;

  .  the non-materiality of our interest rate exposure; and

  . sufficiency of our current cash and cash equivalents, short term marketable securities and anticipated cash flow from operations to meet our anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future.

   Management cautions that these forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities:

  .  uncertainty regarding demand for our products in general;

  . actual and potential competition for leisure travel customers and for discount tickets;

  .  the strength and breadth of the market for leisure travel;

  .  the continued growth of online commerce and Internet infrastructure;

  . the success of our advertising programs and the strength of our brand recognition;

  . our ability to enter into new supply agreements and to expand, enhance and renew existing supply agreements;

  . our ability to retain and attract key personnel and to manage growth effectively;

  . our ability to maintain and renew our technological infrastructure and to maintain the security of our communications network;

  .  our ability to obtain needed services from reliable third parties; and

  . the availability of sufficient liquidity and capital resources for the future.

   Some of these factors and additional risks and uncertainties are further discussed under the other factors identified in the "Risk Factors" section beginning on page 7. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

Item 2. Properties.

   Cheap Tickets is headquartered in Honolulu, Hawaii, where it leases an aggregate of approximately 38,704 square feet of space housing its corporate offices and a call center. The leases for this space expire in December 2003, with an option to renew. Cheap Tickets also leases an aggregate of approximately 7,300 square feet of retail or storage space in five other locations in Hawaii. In July 1994, Cheap Tickets entered into a lease expiring in September 2004 for approximately 9,600 square feet in Los Angeles, California, to serve as one call center. In June 1999, Cheap Tickets entered into a lease expiring in June 2009 for approximately 25,000 square feet to house its Colorado Springs, Colorado call center. Cheap Tickets also leases an aggregate of approximately 8,800 square feet of retail and administrative space in five other locations in California and approximately 975 square feet of retail space in Seattle in one location. Cheap Tickets owns a 20,000 square-foot facility in Lakeport, California, which serves as a fourth call center.

Item 3. Legal Proceedings.

   Cheap Tickets may from time to time become a party to various legal proceedings arising in the ordinary course of its business. Any such proceeding against Cheap Tickets, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

Nasdaq National Market Listing

   Our common stock trades on the Nasdaq National Market under the symbol "CTIX." The following table sets forth the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market, for the periods indicated. As of March 15, 2001, there were approximately 5,178 holders of record of our common stock.

                                                                   High   Low
                                                                  ------ ------
     Quarter ended March 31, 1999 (from March 19, 1999).......... $33.63 $25.88
     Quarter ended June 30, 1999................................. $45.00 $27.31
     Quarter ended September 30, 1999............................ $66.63 $31.06
     Quarter ended December 31, 1999............................. $32.63 $12.25

     Quarter ended March 31, 2000................................ $18.50 $12.13
     Quarter ended June 30, 2000................................. $15.31 $ 9.69
     Quarter ended September 30, 2000............................ $13.88 $ 9.50
     Quarter ended December 31, 2000............................. $11.13 $ 7.16

Dividends

   We have never declared or paid dividends on our common stock and anticipate for the foreseeable future that all earnings will be retained for use in our business. The payment of any future dividends will be at the discretion of our board of directors. The Delaware General Corporation Law also restricts our ability to pay dividends. The Delaware General Corporation Law provides that a Delaware Corporation may pay dividends either (1) out of the corporation's surplus (as defined by Delaware law), or (2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our board of directors deems relevant.

Item 6. Selected Financial Data.

   The historical financial information below and elsewhere in this Annual Report on Form 10-K has been restated to comply with recently issued accounting standards as discussed on page 29 (see Note 1 to the Financial Statements).

                                           Years Ended December 31,
                                -----------------------------------------------
                                  1996     1997      1998     1999      2000
                                -------- --------  -------- --------- ---------
                                (in thousands, except per share data, tickets
                                                   sold and
                                          registered internet users)
Results of Operations:
Revenue:
  Non-published fares.........  $  9,814 $ 15,009  $ 23,779 $  45,698 $  56,179
  Commissions and bonuses.....     5,614    6,470    11,268    22,349    29,781
  Service fees and other......     1,228    1,787     3,169     5,960    12,482
                                -------- --------  -------- --------- ---------
    Total revenue(1)..........    16,656   23,266    38,216    74,007    98,442
Cost of sales(1)..............     1,880    3,036     4,244     6,790     7,541
                                -------- --------  -------- --------- ---------
Gross profit..................    14,776   20,230    33,972    67,217    90,901
Selling, general and
 administrative expenses......    13,700   21,842    32,336    58,446    80,289
                                -------- --------  -------- --------- ---------
Net operating income (loss)...     1,076   (1,612)    1,636     8,771    10,612
Other income (deductions).....        37       (3)      169     4,088     8,588
                                -------- --------  -------- --------- ---------
Earnings (loss) before income
 taxes........................     1,113   (1,615)    1,805    12,859    19,200
Income taxes..................       439     (606)      740     5,272     7,188
                                -------- --------  -------- --------- ---------
    Net earnings (loss).......  $    674 $ (1,009) $  1,065 $   7,587 $  12,012
                                ======== ========  ======== ========= =========
Basic earnings (loss) per
 share........................  $   0.05 $  (0.09) $   0.04 $    0.33 $    0.52
Shares used in computing basic
 earnings (loss) per share....    14,249   14,847    14,567    20,731    23,171
Diluted earnings (loss) per
 share........................  $   0.05 $  (0.09) $   0.03 $    0.31 $    0.51
Shares used in computing
 diluted earnings (loss)
 per share....................    14,249   14,847    17,921    22,060    23,545

Balance Sheet Data
Net working capital...........  $    466 $  2,356  $  3,473 $ 134,142 $ 138,735
Total Assets..................     5,999   11,204    13,226   155,610   166,485
Long-term debt................     1,715      948     1,238     3,893     2,452
Mandatorily redeemable
 preferred stock(2)...........       --     3,622     4,136       --        --
Stockholders' equity..........     1,544      812     1,385   138,613   150,795
Other Operating Data
 (unaudited)
Gross bookings(3)
  Non-published fares.........  $ 58,982 $ 96,379  $159,846 $ 317,260 $ 380,272
  Published fares.............    46,962   57,295   110,287   178,065   285,254
                                -------- --------  -------- --------- ---------
    Total gross bookings......  $105,944 $153,674  $270,133 $ 495,325 $ 665,526
                                ======== ========  ======== ========= =========
Airline tickets sold..........   357,551  554,403   960,879 1,828,186 2,134,260
  Call centers................   357,551  551,973   865,015 1,276,007 1,293,673
  Internet....................       --     2,430    95,864   552,179   840,587
Registered Internet users, as
 of...........................       --    18,891   420,023 2,593,574 8,682,630

--------
(1) Revenue consists of gross margin on the sale of non-published fares, published fare commissions, net advertising revenue and service fees. Cost of sales consists of distribution costs related to the sale of tickets. Commissions, including incentive overrides, are earned primarily on published fares sold and include certain other payments based on the volume of transactions.

(2) The mandatorily redeemable preferred stock was redeemed on March 24, 1999. The redemption price was approximately $4.8 million, including accrued dividends.

(3) Gross bookings represents the aggregate retail value of tickets sold under non-published fares and published fares. Revenue as reported in Cheap Tickets' statement of operations represents the gross margin on the sales of non-published fares and commissions earned on the sale of published fares. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and that year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets products.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the financial statements of Cheap Tickets. Some of the statements under this caption constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report.

Overview

   Cheap Tickets is principally engaged in the sale of discount tickets for domestic leisure travel. A majority of its gross bookings have historically come from the sale of non-published fares, which Cheap Tickets acquires from airlines and resells to the public at a profit. Cheap Tickets purchases non-published fares only when it resells them to customers, so that it has no inventory carrying costs. On these fares, Cheap Tickets sets its resale prices to meet the demands of leisure travelers who are looking for the lowest price. Cheap Tickets also sells published fares for which it receives commissions from the airlines. Sales of non-published fares generally carry higher margins as a percentage of gross bookings than commissions on published fare bookings.

   Cheap Tickets' revenue historically had been generated by ticket sales through Cheap Tickets' four call centers and, to a lesser extent, through 10 walk-in retail stores. In October 1997, Cheap Tickets broadened its ticket distribution by offering online booking at "www.cheaptickets.com." Internet bookings accounted for approximately 29% of total gross bookings in 1999, and approximately 38% during the year ended December 31, 2000. At December 31, 2000, Cheap Tickets had approximately 8.7 million registered online users. Cheap Tickets expects online gross bookings and online revenue to represent an increasing portion of gross bookings and revenue in future periods.

   Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of published fares and gross margin on the sale of non-published fares. Gross bookings are not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and that year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets' products.

   Revenue consists of gross margin on non-published fare sales, published fare commissions, net advertising revenue and service fees. Cheap Tickets' cost of sales consists of distribution costs related to the sale of tickets. Commissions, including incentive overrides, are earned primarily on published air fares sold and include certain other payments based on the volume of transactions.

   Gross profits include (1) the gross profit on non-published sales where Cheap Tickets establishes the markup and retail price, (2) commissions earned on the sale of published fares sold, (3) net advertising revenue and
(4) service fees less distribution costs. Cheap Tickets earns higher profits on the sale of non-published fares than on the sale of published fares.

   Substantially all of Cheap Tickets' gross bookings represent sales of airline tickets. For the years ended December 31, 1999 and 2000, approximately 99% and 97% respectively, of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

   Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees and occupancy.

Results of Operations

   The following table sets forth, for the years ended December 31, 1998, 1999 and 2000, information derived from the statement of operations of Cheap Tickets expressed as a percentage of revenue, and the percentage change in such items and in gross bookings for the years ended December 31, 1998, 1999 and 2000, compared with the prior period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                        Percentage Increase
                                 As a Percentage             (Decrease)
                                of Total Revenue        Over Prior Periods
                                -------------------  -------------------------
                                   Year Ended
                                  December 31,        Year Ended December 31,
                                -------------------  -------------------------
                                1998   1999   2000   1998 to 1999 1999 to 2000
                                -----  -----  -----  ------------ ------------
Results of Operations:
Revenue:
  Non-published fares..........  62.2%  61.7%  57.1%     92.2%        22.9%
  Commissions and bonuses......  29.5   30.2   30.3      98.3         33.3
  Service fees and other.......   8.3    8.1   12.6      88.1        109.4
                                -----  -----  -----
    Total revenue.............. 100.0  100.0  100.0      93.7         33.0
Gross profit...................  88.9   90.8   92.3      97.9         35.2
Selling, general and
 administrative expenses.......  84.6   79.0   81.6      80.7         37.4
                                -----  -----  -----
    Net operating income.......   4.3   11.9   10.8     436.1         21.0
Net earnings...................   2.8   10.3   12.2     612.4         58.3

Operating Data (unaudited):
Gross bookings.................   n/a    n/a    n/a      83.4%        34.4%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Total Revenue. Total revenue for the year ended December 31, 2000 increased $24.4 million, or 33.0%, to $98.4 million. Non-published fare revenue increased $10.5 million or 22.9% and represented 57.1% of total revenue. The increase in non-published fare revenue was the result of an increase in the number of non-published tickets sold and higher margins on non-published fares from more effective yield management. Gross bookings of non-published fares increased $63.0 million, or 19.9%, to $380.3 million. Non-published fares decreased from 64.1% of gross bookings last year to 57.1% this year.

   Commissions and bonuses increased $7.4 million, or 33.2%, to $29.8 million. The $7.4 million increase reflected an increase in the amount of published fares sold and an increase in volume incentives received from our global distribution system or GDS supplier. Gross bookings of published fares increased from 35.9% to 42.9% of total gross bookings year over year.

   Service fees and other revenue includes gross service fees and a small amount of banner advertising. The increase from $6.0 million in 1999 to $12.5 million in 2000 was primarily the result of increases in service fees. Cheap Tickets began banner advertising on its website in the fourth quarter of 2000.

   Accelerated usage of Internet commerce in the leisure travel market, broader recognition of the Cheap Tickets brand name, particularly through the Internet and advertising to targeted markets contributed to the growth in total revenue.

   Total revenue through call centers and retail operations increased $8.2 million, or 15.6% to $61.0 million. Of this $8.2 million increase, $5.6 million reflected an increase in sales and $2.6 million represented an increase in service fee revenue. Higher gross bookings in the call centers and higher non-published margins, volume bonuses, and service fees largely accounted for this increase in revenue.

   Total revenue through the Internet, increased $16.2 million, to $37.4 million. Internet revenue equaled 38.0% of total revenue for the year ended December 31, 2000 compared with 28.7% for the year ended December 31, 1999. Fourth quarter banner advertising resulted in revenue of $133,152. In 2000, the Internet published sales mix increased from 43% to 48% of total Internet bookings.

   Gross Profit. Gross profit increased $23.7 million, or 35.2% to $90.9 million. As a percentage of total revenue, gross profit increased from 90.8% to 92.3%. Of the increase of $23.7 million, $10.5 million was the result of increased non-published revenue, $7.4 million was from higher published commissions and GDS fees, and $5.8 million was substantially from the margin on service fees.

   Cost of sales consists of the distribution costs of tickets. Both non-published revenue and commissions in total revenue have no associated costs of sale and are included 100% in gross profit.

   Selling, General and Administrative Expenses. For the year ended December 31, 2000, selling, general and administrative expenses increased $21.8 million, or 37.4%, to $80.3 million, and increased as a percentage of total revenue from 79.0% to 81.6%. Advertising expenses increased by $7.5 million, representing an increase from 15.0% to 18.9% of total revenue. Compensation and volume related costs increased, but these and all other costs in the aggregate were less than 1999 as a percentage of total revenue.

   Net Earnings. For the year ended December 31, 2000, Cheap Tickets' net earnings increased $4.4 million, or 58.3% to $12.0 million. This increase reflected: 1) higher total revenue; 2) increased gross profit from higher volumes and margins; 3) increased interest from investments; and 4) a fourth quarter adjustment due to a lower effective tax rate resulting from actions taken to reduce state income taxes.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Total Revenue. Total revenue for the year ended December 31, 1999 increased $35.8 million, or 93.7%, to $74.0 million. Non-published fare revenue increased $21.9 million, or 92.2%, to $45.7 million. The increase in non-published fare revenue reflected a significant increase in the amount of non-published tickets sold. Commissions and bonuses increased $11.1 million, or 98.3%, to $22.3 million. The $11.1 million increase in commissions and bonuses reflected an increase in the amount of published fares sold and an improvement in bonus overrides as a percentage of total revenue. Gross bookings of published fares decreased from 40.8% to 35.9% of total gross bookings.

   Strong growth in the leisure travel market and particularly in air travel, improving recognition of the Cheap Tickets brand from both increased exposure coincident with becoming a public company and significantly higher advertising expenditures in 1999 compared with 1998, and increasing acceptance of Internet commerce in 1999 all contributed to this growth in total revenue.

   Total revenue through call centers and retail operations increased $18.1 million, or 52.0% to $52.8 million. The $18.1 million increase reflected the effect of operations in 1999 of a new call center that opened in late May 1998 and increased productivity and staffing in the remainder of the call centers.

   Total revenue through the Internet increased $17.7 million, to $21.2 million. Total revenue through the Internet represented 28.7% of total revenue for the year ended December 31, 1999 compared with 9.1% for the year ended December 31, 1998. In 1999, the non-published fare component in the Internet sales mix increased from 44% to 57% of total Internet bookings.

   Gross Profit. Gross profit increased $33.2 million, or 97.9% to $67.2 million. As a percentage of total revenue, gross profit increased from 88.9% to 90.8%. In 1999, a lower percentage of published fares and lower margins on non-published fares reduced the gross profit percent of total revenue, but was offset somewhat by higher performance-based commission income earned. An industry-wide reduction in published fare commissions from 8% to 5% in the fourth quarter of 1999 had a minor impact on the year's results.

   Selling, General and Administrative Expenses. For the year ended December 31, 1999, selling, general and administrative expenses increased $26.1 million, or 80.1%, to $58.4 million, and decreased as a percentage of total revenue from 84.6% to 79.0%. The decrease in selling, general, and administrative expenses as a percentage of total revenue was primarily attributable to decreases in compensation, telephone and rent expense and most other expenses as a percentage of total revenue. These decreases were partially offset by increases, as a percentage of total revenue, in credit card charges and advertising expenses. Advertising expenses targeted to increase Internet sales were $4.9 million higher for the year ended December 31, 1999, and overall brand advertising, primarily through print media, increased by $2.4 million.

   Net Earnings. For the year ended December 31, 1999, Cheap Tickets' net earnings increased $6.5 million, or 612.4% to $7.6 million. This increase reflected higher total revenue, increased gross profit from these higher volumes, and lower selling, general, and administrative expenses as a percentage of total revenue as a result of proportionately lower operating leverage.

Operating Segments

   Cheap Tickets' reported segments are comprised of Internet and Call Center/Other operations.

   The accounting policies of the segments are the same as those used in the preparation of Cheap Tickets' consolidated financial statements. Cheap Tickets evaluates the performance of its operating segments based on segment operating income, which includes sales and marketing expenses and other overhead charges directly attributable to the operating segment. Certain expenses managed outside of the operating segments are excluded, such as corporate expenses, including other income and expense items, unallocated shared expenses, and income taxes. Asset information by operating segment is not reported since Cheap Tickets does not identify assets by segment.

                           Total revenue by segment

                              Year Ended        Year Ended        Year Ended
                           December 31, 1998 December 31, 1999 December 31, 2000
                           ----------------- ----------------- -----------------
                                     Percent           Percent           Percent
                              In       of       In       of       In       of
Segments                   Thousands  Total  Thousands  Total  Thousands  Total
--------                   --------- ------- --------- ------- --------- -------
Internet..................  $ 3,481      9%   $21,212     29%   $37,399     38%
Call Center/Other.........   34,735     91%    52,795     71%    61,043     62%
                            -------    ---    -------    ---    -------    ---
  Total revenue...........  $38,216    100%   $74,007    100%   $98,442    100%
                            =======    ===    =======    ===    =======    ===

                            Gross profit by segment

                              Year Ended        Year Ended        Year Ended
                           December 31, 1998 December 31, 1999 December 31, 2000
                           ----------------- ----------------- -----------------
                                     Percent           Percent           Percent
                              In       of       In       of       In       of
Segments                   Thousands  Total  Thousands  Total  Thousands  Total
--------                   --------- ------- --------- ------- --------- -------
Internet..................  $ 3,087      9%   $18,960     28%   $34,155     38%
Call Center/Other.........   30,885     91%    48,257     72%    56,746     62%
                            -------    ---    -------    ---    -------    ---
  Gross profit............  $33,972    100%   $67,217    100%   $90,901    100%
                            =======    ===    =======    ===    =======    ===

                          Operating income by segment

                              Year Ended        Year Ended        Year Ended
                           December 31, 1998 December 31, 1999 December 31, 2000
                           ----------------- ----------------- -----------------
                                     Percent           Percent           Percent
                              In       of       In       of       In       of
Segments                   Thousands  Total  Thousands  Total  Thousands  Total
--------                   --------- ------- --------- ------- --------- -------
Internet..................  $ 1,257     14%   $ 7,929     42%   $16,325     64%
Call Center/Other.........    7,420     86%    11,014     58%     8,999     36%
                            -------    ---    -------    ---    -------    ---
  Operating income........  $ 8,677    100%   $18,943    100%   $25,324    100%
                            =======    ===    =======    ===    =======    ===

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 by
 Segment

   Total Revenue. Total revenue through the Internet increased $16.2 million, or 76.31% to $37.4 million. Total revenue through the Internet represented 38% of total revenue for the year ended December 31, 2000 compared with 29% for the year ended December 31, 1999. In 2000, revenue increased due to additional advertising spent, growing acceptance of Internet commerce and a significant increase in new registered users to our website. In 2000, published fare gross bookings increased from 43% to 48% of total Internet bookings.

   Total revenue through call centers increased $8.2 million, or 15.6% to $61.0 million. Of this $8.2 million increase, $5.6 million was produced from increased sales volume and $2.6 million represented an increase in service fee revenue. The increase in revenue was due to increased bookings from advertising and additional staffing, as well as higher non-published margins and volume bonuses.

   Gross Profit. Gross profit from Internet sales increased $15.2 million, or 80.1% to $34.1 million. As a percentage of total revenue, Internet gross profit increased from 89.4% for the year ended December 31, 1999 to 91.3% for the year ended December 31, 2000. Increased margin was largely due to higher volumes and higher margins on non-published fare revenue combined with increased incentive bonuses and net service fee income.

   Call center gross profit increased $8.5 million, or 17.6% to $56.7 million. As a percentage of total revenue, gross profit from call centers increased from 91.4% in 1999 to 93.0% in 2000. Increased non-published fare margins, higher incentive bonuses and net service fee income contributed to the increase in gross profit as a percentage of total revenue.

   Operating Income. Operating income from Internet sales increased $8.4 million, or 105.9% to $16.3 million. As a percentage of total revenue, Internet operating income increased from 37.4% for the year ended December 31, 1999 to 43.7% for the year ended December 31, 2000. Operating expenses as a percentage of total revenue decreased from 52.0% to 47.7%.

   Call center operating income decreased $2.0 million, or 18.3% to $9.0 million. As a percentage of total revenue, operating income from call centers decreased from 20.9% in 1999 to 14.7% in 2000. Increased compensation costs for reservation agents and customer care staffing, allocated advertising, and other general and administrative costs as a percentage of total revenue reduced operating income.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 by
 Segment

   Total Revenue. Total revenue through the Internet increased $17.8 million, or 509.4% to $21.2 million. Sales volumes increased as a result of additional advertising, growing acceptance of Internet commerce, and a significant increase in registered users to our website. The non-published fare component in the Internet sales mix increased from 44% in 1998 to 57% of total Internet bookings in 1999, contributing to the total revenue growth.

   Total revenue through call centers increased $18.1 million, or 52.0% to $52.8 million. The increase resulted from good consumer demand, increased productivity and staffing in the call centers, and full year versus partial year sales from a fourth call center opened in late May of 1998.

   Gross Profit. Gross profit from Internet sales increased $15.9 million, or 514.2% to $19.0 million. As a percentage of total revenue, Internet gross profit increased from 88.7% for the year ended December 31, 1998 to 89.4% for the year ended December 31, 1999. A higher percentage of non-published fare revenue via the Internet increased gross profit as a percentage of total revenue along with higher performance-based commission income earned.

   Call center gross profit increased $17.4 million, or 56.2% to $48.3 million. As a percentage of total revenue, gross profit from call centers increased from 88.9% in 1998 to 91.4% in 1999. An increase in the non-published fare revenue contributed to the increase in gross profit as a percentage of total revenue.

   Operating Income. Operating income from Internet sales increased $6.7 million, or 530.8% to $7.9 million. As a percentage of total revenue, Internet operating income increased from 36.1% for the year ended December 31, 1998 to 37.4% for the year ended December 31, 1999. Lower operating expenses as a percentage of total revenue contributed to the increased operating income as a percentage of total revenue.

   Call center operating income increased $3.6 million to $11.0 million. As a percentage of total revenue, operating income from call centers decreased from 21.4% in 1998 to 20.9% in 1999. Operating expenses as a percentage of total revenue increased from 67.5% to 70.5%.

Seasonality and Quarterly Financial Information

   Cheap Tickets' business is seasonal due primarily to customers' leisure travel patterns and changes in the availability of non-published fares. As a result, Cheap Tickets typically has higher sales and gross profit in the second and third quarters and lower sales and gross profit in the fourth quarter. During periods of high-volume air travel, such as occur in the fourth quarter of each year, Cheap Tickets historically has had access to fewer non-published fares, and such fares on certain major routes may be blacked out or otherwise unavailable. Online gross bookings also tend to follow the same seasonal pattern. The seasonal sales cycle is fairly predictable, but the cycle may shift year-to-year, corresponding to changes in the economy or other factors affecting the market such as price wars. This could lead to unusual volatility in revenue and earnings.

   The following table sets forth selected unaudited quarterly financial information for each of the eight quarters in the period ended December 31, 2000, as well as such data expressed as a percentage of Cheap Tickets' revenue for the periods presented. This information has been derived from unaudited statements of operations data that, in the opinion of management, are stated on a basis consistent with the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information in accordance with GAAP. Cheap Tickets' results of operations for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                      Quarter Ended
                          -----------------------------------------------------------------------
                                         1999                                2000
                          ----------------------------------  -----------------------------------
                          Mar. 31 June 30  Sept. 30 Dec. 31   Mar. 31  June 30  Sept. 30 Dec. 31
                          ------- -------- -------- --------  -------- -------- -------- --------
                                                       (unaudited)
Results of Operations:
Revenue:
  Non-published fares...  $ 8,111 $ 14,387 $ 15,136 $  8,063  $ 12,912 $ 17,233 $ 18,049 $  7,985
  Commissions and
   bonuses..............    4,566    5,155    6,391    6,238     6,262    8,763    7,239    7,517
  Service fees and
   other................    1,127    1,477    1,841    1,515     2,057    3,583    3,966    2,876
                          ------- -------- -------- --------  -------- -------- -------- --------
   Total revenue........   13,804   21,019   23,368   15,816    21,231   29,579   29,254   18,378
Cost of sales...........    1,472    1,875    1,999    1,445     1,807    2,247    2,082    1,405
                          ------- -------- -------- --------  -------- -------- -------- --------
Gross profit............   12,332   19,144   21,369   14,371    19,424   27,332   27,172   16,973
Selling, general and
 administrative
 expenses...............   10,812   14,341   18,235   15,057    17,484   21,405   22,524   18,876
                          ------- -------- -------- --------  -------- -------- -------- --------
Net operating income
 (loss).................    1,520    4,803    3,134     (686)    1,940    5,927    4,648   (1,903)
Other income............      124      687    1,222    2,054     1,915    2,041    2,345    2,287
                          ------- -------- -------- --------  -------- -------- -------- --------
Earnings before income
 taxes..................    1,644    5,490    4,356    1,368     3,855    7,968    6,993      384
Income taxes............      674    2,251    1,786      561     1,542    3,069    2,727     (150)
                          ------- -------- -------- --------  -------- -------- -------- --------
   Net earnings.........  $   970 $  3,239 $  2,570 $    807  $  2,313 $  4,899 $  4,266 $    534
                          ======= ======== ======== ========  ======== ======== ======== ========
Basic earnings per
 share..................  $  0.02 $   0.15 $   0.11 $   0.03  $   0.10 $   0.21 $   0.18 $   0.02
Diluted earnings per
 share..................  $  0.01 $   0.15 $   0.11 $   0.03  $   0.10 $   0.21 $   0.18 $   0.02
Operating Data:
Gross bookings..........  $89,740 $135,296 $149,646 $120,643  $158,617 $193,096 $180,295 $133,517
                          ======= ======== ======== ========  ======== ======== ======== ========

                                          As a Percentage of Total Revenue
                                                    Quarter Ended
                          -----------------------------------------------------------------
                                        1999                             2000
                          -------------------------------- --------------------------------
                          Mar. 31 June 30 Sept. 30 Dec. 31 Mar. 31 June 30 Sept. 30 Dec. 31
                          ------- ------- -------- ------- ------- ------- -------- -------
                                                     (unaudited)
Revenue:
  Non-published fares...    58.8%   68.4%   64.8%    51.0%   60.8%   58.3%   61.7%    43.4%
  Commissions and
   bonuses..............    33.1    24.5    27.3     39.4    29.5    29.6    24.7     40.9
  Service fees and
   other................     8.2     7.0     7.9      9.6     9.7    12.1    13.6     15.6
                           -----   -----   -----    -----   -----   -----   -----    -----
    Total revenue.......   100.0   100.0   100.0    100.0   100.0   100.0   100.0    100.0
Cost of sales...........    10.7     8.9     8.6      9.1     8.5     7.6     7.1      7.6
                           -----   -----   -----    -----   -----   -----   -----    -----
Gross profit............    89.3    91.1    91.4     90.9    91.5    92.4    92.9     92.4
Selling, general and
 administrative
 expenses...............    78.3    68.2    78.0     95.2    82.4    72.4    77.0    102.7
                           -----   -----   -----    -----   -----   -----   -----    -----
Net operating income
 (loss).................    11.0    22.9    13.4     -4.3     9.1    20.0    15.9    -10.4
Other income............     0.9     3.3     5.2     13.0     9.0     6.9     8.0     12.4
                           -----   -----   -----    -----   -----   -----   -----    -----
Earnings before income
 taxes..................    11.9    26.1    18.6      8.6    18.2    26.9    23.9      2.1
Income taxes............     4.9    10.7     7.6      3.5     7.3    10.4     9.3     -0.8
                           -----   -----   -----    -----   -----   -----   -----    -----
   Net earnings.........     7.0%   15.4%   11.0%     5.1%   10.9%   16.6%   14.6%     2.9%
                           =====   =====   =====    =====   =====   =====   =====    =====

--------
Note: Percentages may not add due to rounding.

Liquidity and Capital Resources

   For the year ended December 31, 2000, Cheap Tickets generated cash from operating activities of $9.7 million, compared with $10.5 million for the year ended December 31, 1999. For the year ended December 31, 2000, cash generated from operating activities was comprised principally of net earnings of $12.0 million plus depreciation of $2.9 million less an increase in trade accounts receivable of $2.5 million and net changes in working capital and other accounts. For the year ended December 31, 1999, cash generated from operating activities was comprised principally of net earnings of $7.6 million plus depreciation of $1.6 million and net changes in working capital and other accounts. The primary trade account receivable is the volume-based commission earned on the sale of airline tickets. The timing of the current receipts relative to month-end or changes in sales volume can cause fluctuations in month-end balances.

   For the year ended December 31, 2000, Cheap Tickets used cash in investing activities of $8.7 million, while in the prior period we used cash in investing activities of $96.8 million. Cash used in investing activities for the year ended December 31, 2000 included net purchases of short term marketable securities of $1.4 million and capital expenditures of $7.4 million. For the year ended December 31, 1999, net purchases of short-term marketable securities were $93.6 million and capital expenditures were $3.2 million. In 1999, Cheap Tickets received net proceeds from an initial public offering and a follow-on offering of $144.6 million, after deduction of underwriters' fees and other costs of issuance less $4.8 million to redeem mandatorily redeemable preferred stock and accumulated dividends.

   At December 31, 2000, Cheap Tickets maintained on hand cash and cash equivalents of $40.3 million and short term marketable securities of $100.5 million. Cheap Tickets' net working capital was $138.7 million. Cheap Tickets had outstanding long-term debt and capital lease obligations, net of current installments, of $491,000 and $1,961,000, respectively.

   In January 2000, Cheap Tickets completed a stock repurchase program. Cheap Tickets repurchased 1,037,288 shares of its outstanding common stock for an aggregate price of $14.7 million through periodic open market transactions. All funds required for the repurchase of common stock were obtained from available cash resources and marketable securities.

   Cheap Tickets believes that its current cash and cash equivalents, short term marketable securities and anticipated cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future. Cheap Tickets spent approximately $7.4 million and $3.2 million for capital expenditures in 2000 and 1999, respectively, nearly all of which was used for technological improvements and upgrades. If cash generated from internal operations is not sufficient to satisfy Cheap Tickets' liquidity requirements, Cheap Tickets may seek to acquire bank lines or sell additional equity or debt securities. The sale of convertible debt or equity securities could result in additional dilution to Cheap Tickets' stockholders. There is no assurance that financing will be available in amounts or on terms acceptable to Cheap Tickets, if at all.

Recently Issued Accounting Standards

   Cheap Tickets implemented several new accounting pronouncements in the fourth quarter of 2000 that affected its revenue recognition policies. These new pronouncements included EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" SAB 101 "Revenue Recognition in Financial Statements," and EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." To promote the comparability of our financial statements, all periods presented have been restated to conform with these new pronouncements.

   EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" required that we report our revenue from sales of non-published fares on a net basis. Accordingly, only the net margin on the sale of non-published fares is reported as revenue. Previously we reported the sales of these fares on a gross basis, whereby the gross booking or retail amount was reported as revenue, and the amount we paid to the airline carrier was reported as cost of sales. The implementation of EITF 99-19 did not affect the reporting of commissions on published fares, which was and continues to be reported on a net basis.

   SAB 101 "Revenue Recognition in Financial Statements" required us to delay recognition of revenue until tickets had been delivered to our customers. Previously, we reported revenue once the reservation was ticketed and payment was received. This change in our policy did not have a material impact on our financial statements.

   Under EITF 00-10 "Accounting for Shipping and Handling Fees and Costs," we now report distribution, handling and service fees as revenue. The related cost of distribution is reported as cost of sales. Previously we reported distribution costs as part of selling, general and administrative expenses with the fees charged to our customers as an offset to that expense.

   There are a number of other recently issued accounting pronouncements that affect companies like Cheap Tickets, including EITF 99-17 "Accounting for Barter Transactions," EITF 00-14 "Accounting for Certain Sales Incentives," EITF 00-21 "Accounting for Multiple-Element Revenue Arrangements," FIN 44 "Accounting for Certain Transactions involving Stock Compensation," EITF 00-23 "Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44," EITF 00-02 "Accounting for Website Development Costs," and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." These accounting pronouncements did not or will not have a material effect on our financial statements as we either do not enter into such transactions, or we have previously been in compliance with the guidance of these pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

   See pages F-1 through F-21 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

   The SEC allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

Item 10. Directors and Executive Officers.

   Information required by this Item 10 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

Item 11. Executive Compensation.

   Information required by this Item 11 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required by this Item 12 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

   Information required by this Item 13 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

   Our financial statements, the management statement, and the report of independent accountants are set forth on pages F-1 through F-21 (See index on page F-1).

(a)(2) Financial Statement Schedules

   All schedules to our financial statements are omitted because of the absence of the conditions under which they are required.

(a)(3) List of Exhibits

   See Exhibit Index.

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) Exhibits

   Reference is made to the Exhibits index and exhibits filed as a part of this Annual Report.

(d) Additional Financial Statements

   Not applicable.

Exhibits

 Exhibit No.                       Description                        Note No.
 -----------                       -----------                        --------
   3.1(1)    Certificate of Incorporation.

   3.2(1)    Form of First Amended and Restated Certificate of
              Incorporation.

   3.3(1)    Bylaws.

   3.4(1)    Form of First Amended and Restated Bylaws.

  10.1(1)#   1997 Stock Option Plan.

  10.2(2)#   Amended and Restated 1999 Stock Incentive Plan.

  10.3(1)#   Form of Severance Agreement for Michael J. Hartley and
              Sandra T. Hartley.

  10.4(1)#   Form of Indemnification Agreement.

  10.5(3)    The Commerce Tower Office Lease dated July 2, 1995
              between Tosei Shoji Co. and Cheap Tickets, Inc., as
              amended by the 1st Amendment to the Commerce Tower
              Office Lease dated June 14, 1996, the 2nd Amendment
              to the Commerce Tower Office Lease dated October 9,
              1997, the 3rd Amendment of Commerce Tower Office
              Lease dated December 2, 1998, the Amendment of
              Commerce Tower Office Lease for Additional Premises,
              Suite 901 dated July 14, 1999, and the Amendment of
              Commerce Tower Office Lease for Additional Premises,
              Suite 915 dated July 14, 1999.

  10.6(1)    Sublease dated June 1, 1998 between Levi Straus & Co.
              and Cheap Tickets, Inc.

  10.7(1)    Lease Agreement dated January 19, 1994 between Airport
              Center Associates LP and Cheap Tickets, Inc., as
              amended by the 1st Amendment to Lease dated July 20,
              1994 and the 2nd Amendment to Lease dated April 25,
              1997.

 Exhibit No.                       Description                         Note No.
 -----------                       -----------                         --------
  10.8(3)    Commercial Lease Agreement dated December 22, 1998
              between Connell Development Co. and Cheap Tickets,
              Inc., as amended by the 1st Amendment to the
              Commercial Lease Agreement dated May 17, 1999.

  10.9(1)+   1994 Net Fare/Commission Agreement dated October 18,
              1993 between Continental Airlines, Inc. and Cheap
              Tickets, Inc., as amended by Addendum dated November
              12, 1998.

  10.10(1)+  1999 Net Consolidator Agreement dated November 1, 1998 between Trans World Airlines, Inc. and Cheap Tickets,
              Inc.

  10.11(1)+  Consolidator Agreement dated December 14, 1998 between
              America West Airlines, Inc. and Cheap Tickets, Inc.

  10.12(1)   Credit Agreement dated November 26, 1997 between Bank
              of Hawaii and Cheap Tickets, Inc., as amended by First
              Loan Modification Agreement dated as of June 15, 1998;
              and Security Agreement dated November 26, 1997 between
              Bank of Hawaii and Cheap Tickets, Inc.

  10.13(1)+  Subscriber Agreement dated December 31, 1998 between
              The SABRE Group, Inc. and Cheap Tickets, Inc., as amended by Amendment No. 1 to SABRE Subscriber
              Agreement dated December 31, 1998.

  10.14(1)+  Agreement for Negotiated Fares Maintenance dated July
              15, 1994 between SABRE Travel Information Network and
              CTI Corporation.

  10.15(1)   Sabre TravelBase System Lease Agreement between SABRE
              Travel Information Network and Cheap Tickets, Inc.

  10.16(4)+  2000 Net Consolidator Program Agreement dated June
              23,1999 between Trans World Airlines, Inc. and Cheap
              Tickets, Inc.

  10.17(5)#  Employment Agreement dated as of October 25, 1999 between Sam E. Galeotos and Cheap Tickets, Inc.

  10.17.1#   Amendment No. 1 to Employment Agreement dated as of
              October 18, 2000 by and between Cheap Tickets, Inc.
              and Sam E. Galeotos.

  10.18(5)#  Promissory Note dated October 31, 1999 by Sam E.
              Galeotos to Cheap Tickets, Inc.

  10.19(5)+  Consolidator Agreement dated February 4, 2000 between
              America West Airlines, Inc. and Cheap Tickets, Inc.

  10.20(6)#  Employment Agreement dated as of January 24, 2000 between Paul B. Halstead and Cheap Tickets, Inc.

  10.20.1#   Amendment No. 1 to Employment Agreement dated as of
              September 29, 2000 by and between Cheap Tickets, Inc.
              and Paul B. Halstead.

  10.21(6)#  Employment Agreement dated as of January 24, 2000 between Jason D. Horstman and Cheap Tickets, Inc.

  23.1       Consent of PricewaterhouseCoopers LLP.

--------
(1) Incorporated by reference from Registration Statement No. 333-70841, as amended, originally filed with Securities and Exchange Commission on January 20, 1999.

(2) Incorporated by reference from definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2000.

(3) Incorporated by reference from Registration Statement No. 333-84323, as amended, originally filed with Securities and Exchange Commission on August 3, 1999.

(4) Incorporated by reference from Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999.

(5) Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(6) Incorporated by reference from Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

 # Management contract or compensatory plan or arrangement.

 + Portions have been omitted pursuant to a confidential treatment request.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2001.

                                          CHEAP TICKETS, INC.

                                                   /s/ Michael J. Hartley
                                          By: _________________________________
                                          Name: Michael J. Hartley
                                          Title: Executive Chairman of the
                                          Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Michael J. Hartley                     March 30, 2001
___________________________________________
Michael J. Hartley
Executive Chairman of the Board

 /s/ Sam E. Galeotos                        March 30, 2001
___________________________________________
Sam E. Galeotos
President and Chief Executive Officer and
Director

 /s/ Samuel D. Horgan                       March 30, 2001
___________________________________________
Samuel E. Horgan
Vice President of Finance and Chief
 Financial Officer

 /s/ Cece Smith                             March 30, 2001
___________________________________________
Cece Smith
Director

 /s/ George R. Mrkonic                      March 30, 2001
___________________________________________
George R. Mrkonic
Director

 /s/ Giles H. Bateman                       March 30, 2001
___________________________________________
Giles H. Bateman
Director

 /s/ A. Maurice Myers                       March 30, 2001
___________________________________________
A. Maurice Myers
Director

 /s/ Jeffrey Watanabe                       March 30, 2001
___________________________________________
Jeffrey Watanabe
Director


                              CHEAP TICKETS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations...................................... F-4

Consolidated Statements of Stockholders' Equity............................ F-5

Consolidated Statements of Cash Flows...................................... F-6

Notes to the Consolidated Financial Statements............................. F-8

                       Report of Independent Accountants

The Stockholders and Board of Directors
Cheap Tickets, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cheap Tickets, Inc. and subsidiary at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Honolulu, Hawaii
February 6, 2001

                              CHEAP TICKETS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000

                                                        1999          2000
                                                    ------------  ------------
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents........................ $ 40,717,517  $ 40,324,823
  Marketable securities (Note 2)...................   98,579,668   100,485,312
  Trade accounts and other receivables.............    4,519,775     6,994,705
  Refundable income taxes .........................      355,568       659,115
  Ticket inventories...............................      348,263       464,313
  Other current assets ............................    1,370,158     2,119,395
                                                    ------------  ------------
    Total current assets...........................  145,890,949   151,047,663
Property and equipment, net (Notes 3 and 4)........    9,263,101    13,570,529
Other assets.......................................      456,665     1,867,229
                                                    ------------  ------------
                                                    $155,610,715  $166,485,421
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current Liabilities:
  Accounts payable................................. $  7,131,497  $  7,357,882
  Accrued salaries.................................    1,763,380     1,596,056
  Accrued vacation.................................      540,000       680,000
  Accrued expenses and other liabilities...........      376,592       837,172
  Current installments of long-term debt (Note 4)..      132,806        25,774
  Current installments of capital lease obligations
   (Note 9)........................................    1,405,080     1,415,210
  Deferred revenue, current........................      400,000       400,000
                                                    ------------  ------------
    Total current liabilities......................   11,749,355    12,312,094
Long-term debt, excluding current installments
 (Note 4)..........................................      516,503       491,330
Capital lease obligations, excluding current
 installments (Note 9).............................    3,376,119     1,960,477
Deferred revenue, non-current .....................    1,200,000       800,000
Other noncurrent liabilities.......................      155,879       126,485
                                                    ------------  ------------
    Total liabilities..............................   16,997,856    15,690,386
                                                    ------------  ------------
Commitments and contingencies (Notes 8, 9, and 12)
Stockholders' Equity (Notes 5, 6, 10 and 11):
  Preferred stock, $0.01 par value
   Authorized--10,000,000 shares
   Issued--none in 1999 and 2000...................          --            --
  Common stock, $0.001 par value
   Authorized--70,000,000 shares
   Issued--24,025,413 shares in 1999 and 24,250,362
    shares in 2000.................................       24,025        24,250
  Additional paid-in capital.......................  146,002,475   145,873,281
  Unearned compensation............................     (382,094)      (82,906)
  Retained earnings................................    7,708,455    19,720,412
  Treasury stock, at cost--1,037,288 common shares
   in 1999 and 2000................................  (14,740,002)  (14,740,002)
                                                    ------------  ------------
    Total stockholders' equity.....................  138,612,859   150,795,035
                                                    ------------  ------------
                                                    $155,610,715  $166,485,421
                                                    ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1998, 1999 and 2000

                                           1998         1999         2000
                                        -----------  -----------  -----------
Revenue:
  Non-published fares.................. $23,778,674  $45,698,235  $56,179,308
  Commissions and bonuses..............  11,268,472   22,349,477   29,780,600
  Service fees and other...............   3,169,185    5,960,082   12,482,253
                                        -----------  -----------  -----------
    Total revenue......................  38,216,331   74,007,794   98,442,161
Cost of sales..........................   4,244,673    6,790,759    7,541,402
                                        -----------  -----------  -----------
Gross profit...........................  33,971,658   67,217,035   90,900,759
Selling, general and administrative
 expenses..............................  32,335,625   58,445,947   80,289,421
                                        -----------  -----------  -----------
Net operating income...................   1,636,033    8,771,088   10,611,338
Other income (deductions):
  Interest income......................     374,269    4,310,746    9,113,987
  Interest expense.....................    (148,253)    (261,256)    (374,932)
  Loss on sale or disposal of property
   and equipment.......................     (48,786)     (19,839)    (124,109)
  Loss on sale of marketable
   securities..........................         --       (18,512)     (77,703)
  Other, net...........................      (7,731)      76,994       51,349
                                        -----------  -----------  -----------
                                            169,499    4,088,133    8,588,592
                                        -----------  -----------  -----------
Earnings before income taxes...........   1,805,532   12,859,221   19,199,930
Income taxes (Note 7)..................     740,268    5,272,281    7,187,973
                                        -----------  -----------  -----------
Net earnings...........................   1,065,264    7,586,940   12,011,957
Preferred dividends....................    (340,000)     (78,712)         --
Accretion of mandatorily redeemable
 cumulative preferred stock discount...    (174,132)     (36,657)         --
Redemption of mandatorily redeemable
 cumulative preferred stock............         --      (587,315)         --
                                        -----------  -----------  -----------
Income available to common shares...... $   551,132  $ 6,884,256  $12,011,957
                                        ===========  ===========  ===========
Basic earnings per common share........ $      0.04  $      0.33  $      0.52
                                        ===========  ===========  ===========
Average common shares outstanding......  14,567,084   20,731,375   23,171,498
                                        ===========  ===========  ===========
Diluted earnings per common share...... $      0.03  $      0.31  $      0.51
                                        ===========  ===========  ===========
Average diluted common shares
 outstanding...........................  17,920,868   22,060,051   23,544,887
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1999 and 2000

                             Common Stock       Additional
                          -------------------    Paid-in       Unearned    Retained      Treasury        Total
                            Shares    Amount     Capital     Compensation  Earnings       Stock      Stockholders'
                          ----------  -------  ------------  ------------ -----------  ------------  -------------
Balance at December 31,
 1997...................   1,060,523  $10,605  $    547,017   $ (19,127)  $   273,067  $        --   $    811,562
Net earnings............                  --            --          --      1,065,264           --      1,065,264
Accretion to mandatorily
 redeemable cumulative
 preferred stock
 redemption price (Note
 5).....................                  --            --          --       (174,132)          --       (174,132)
Accrual of dividends on
 mandatorily redeemable
 cumulative preferred
 stock (Note 5).........                  --            --          --       (340,000)          --       (340,000)
Reversal of amortization
 of unearned
 compensation (Note
 10)....................                  --            --       (3,820)          --            --         (3,820)
Forfeiture of common
 stock (Note 10)........     (26,689)    (267)      (22,680)     22,947           --            --            --
Stock option
 compensation (Note
 11)....................                  --        722,600    (722,600)          --            --            --
Amortization of unearned
 stock option
 compensation...........                  --            --       26,325           --            --         26,325
                          ----------  -------  ------------   ---------   -----------  ------------  ------------
Balance at December 31,
 1998...................   1,033,834   10,338     1,246,937    (696,275)      824,199           --      1,385,199
Net earnings............                  --            --          --      7,586,940           --      7,586,940
14-for-1 common stock
 split..................  13,439,842    4,136        (4,136)        --            --            --            --
Accretion to mandatorily
 redeemable cumulative
 preferred stock
 redemption price (Note
 5).....................                  --            --          --        (36,657)          --        (36,657)
Accrual of dividends on
 mandatorily redeemable
 cumulative preferred
 stock (Note 5).........                  --            --          --        (78,712)          --        (78,712)
Redemption of
 mandatorily redeemable
 cumulative preferred
 stock (Note 5).........                  --            --          --       (587,315)          --       (587,315)
Exercise of common stock
 warrants (Note 5)......   2,969,375    2,969          (848)        --            --            --          2,121
Sale of common stock
 under public offerings,
 net of expenses (Note
 6).....................   6,525,000    6,525   144,603,522         --            --            --    144,610,047
Exercise of stock
 options................      56,560       56        13,565         --            --            --         13,621
Other issuance of common
 stock..................         802        1        12,982         --            --            --         12,983
Purchase of 1,037,288
 treasury shares........                  --            --          --            --    (14,740,002)  (14,740,002)
Income tax benefit for
 stock option
 compensation...........                  --        350,674         --            --            --        350,674
Amortization and
 forfeiture of unearned
 stock option
 compensation...........                  --       (220,221)    314,181           --            --         93,960
                          ----------  -------  ------------   ---------   -----------  ------------  ------------
Balance at December 31,
 1999...................  24,025,413   24,025   146,002,475    (382,094)    7,708,455   (14,740,002)  138,612,859
Net earnings............                  --            --          --     12,011,957           --     12,011,957
Expense related to 1999
 public offerings.......                  --        (10,682)        --            --            --        (10,682)
Exercise of stock
 options................     218,100      218        55,335         --            --            --         55,553
Other issuance of common
 stock..................       6,849        7        80,493         --            --            --         80,500
Amortization and
 forfeiture of unearned
 stock option
 compensation...........                  --       (254,340)    299,188           --            --         44,848
                          ----------  -------  ------------   ---------   -----------  ------------  ------------
Balance at December 31,
 2000...................  24,250,362  $24,250  $145,873,281   $ (82,906)  $19,720,412  $(14,740,002) $150,795,035
                          ==========  =======  ============   =========   ===========  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1999 and 2000

                                        1998          1999           2000
                                     -----------  -------------  -------------
Cash flows from operating
 activities:
  Net earnings...................... $ 1,065,264  $   7,586,940  $  12,011,957
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities--
   Deferred income taxes............    (102,049)      (151,875)      (157,786)
   Depreciation and amortization....     563,514      1,630,599      2,861,288
   Stock option compensation........      26,325         93,960         44,848
   Stock compensation expense
    (benefit).......................      (3,820)           --             --
   Amortization of discount on
    marketable securities...........     (51,029)       (38,703)      (614,076)
   Loss on sale or disposal of
    property and equipment..........      48,786         19,839        124,109
   Loss on sale of marketable
    securities......................         --          18,512         77,703
   Changes in:
     Trade accounts and other
      receivables...................    (269,202)    (3,595,427)    (2,474,930)
     Refundable income taxes........     663,209         (4,894)      (303,547)
     Ticket inventories.............    (166,560)       (61,932)      (116,050)
     Other current assets...........    (289,087)      (422,787)      (591,451)
     Other noncurrent assets........    (242,743)       (79,900)    (1,411,656)
     Accounts payable...............     295,276      2,450,443        226,385
     Accrued salaries...............      61,712      1,364,213       (167,324)
     Accrued vacation...............     342,120        118,712        140,000
     Income taxes payable...........     139,640       (139,640)           --
     Accrued expenses and other
      liabilities...................      81,416        154,271        460,580
     Deferred revenue...............         --       1,600,000       (400,000)
     Other noncurrent liabilities...    (155,284)        (7,886)       (29,394)
                                     -----------  -------------  -------------
       Net cash provided by
        operating activities........   2,007,488     10,534,445      9,680,656
                                     -----------  -------------  -------------
Cash flows from investing
 activities:
  Capital expenditures..............    (484,817)    (3,159,988)    (7,424,733)
  Proceeds from sale of property and
   equipment........................     551,214         10,900        133,000
  Purchases of marketable
   securities.......................  (4,884,200)  (119,209,534)  (133,491,545)
  Proceeds from sale of marketable
   securities.......................         --      25,585,286    132,122,274
                                     -----------  -------------  -------------
       Net cash used in investing
        activities..................  (4,817,803)   (96,773,336)    (8,661,004)
                                     -----------  -------------  -------------
Cash flows from financing
 activities:
  Proceeds from issuance of common
   stock, net of expenses paid......         --     144,638,771        125,371
  Redemption of mandatorily
   redeemable cumulative preferred
   stock............................         --      (4,838,712)           --
  Purchases of treasury stock.......         --     (14,740,002)           --
  Proceeds from issuance of long-
   term debt........................     307,200        235,875            --
  Principal payments on long-term
   debt.............................    (627,138)      (393,591)      (132,205)
  Principal payments on capital
   lease obligations................    (150,165)      (919,921)    (1,405,512)
                                     -----------  -------------  -------------
       Net cash provided by (used
        in) financing activities....    (470,103)   123,982,420     (1,412,346)
                                     -----------  -------------  -------------
       Net increase (decrease) in
        cash and cash equivalents...  (3,280,418)    37,743,529       (392,694)
Cash and cash equivalents at
 beginning of period................   6,254,406      2,973,988     40,717,517
                                     -----------  -------------  -------------
Cash and cash equivalents at end of
 period............................. $ 2,973,988  $  40,717,517  $  40,324,823
                                     ===========  =============  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               CHEAP TICKETS, INC.

                  Years Ended December 31, 1998, 1999 and 2000

                                                   1998      1999       2000
                                                 -------- ---------- ----------
Supplemental cash flow information:
  Cash paid during the year for:
    Interest.................................... $145,447 $  264,062 $  374,932
    Income taxes, net of refunds received.......   39,467  5,538,910  7,223,419
  Noncash investing and financing activities:
    Unearned compensation for stock options
     granted....................................  722,600        --         --
    Acquisitions of new equipment through
     capital leases.............................  608,069  4,760,952        --
    Accrued and unpaid dividends on mandatorily
     redeemable preferred stock.................  340,000        --         --





   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

   Cheap Tickets, Inc. ("Cheap Tickets" or "the Company" or "we/our") was incorporated under the laws of the state of Hawaii on August 20, 1986, for the primary purpose of providing travel services, including airline tickets, cruise tickets, auto rentals, hotel reservations and other travel products. In February 1999, Cheap Tickets reincorporated in the state of Delaware. The Company sells directly to consumers through its Internet site, its 4 call centers and at its 10 retail stores. We deal with over 100 airline carriers. Revenues from non-published fares through three of these airline carriers accounted for approximately 49%, 49% and 48% of total non-published fares for 1998, 1999 and 2000, respectively. In April 2000, the Company formed a subsidiary, Cheap Tickets Europe, Ltd., which was incorporated under the laws of the United Kingdom.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

   We consider all highly liquid debt securities with original maturities of three months or less to be cash equivalents.

Marketable Securities

   Our marketable securities are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at amortized cost, which approximates fair value due to their relatively short maturities.

Ticket Inventories

   Ticket inventories, consisting of prepaid Hawaii inter-island airline coupons, are stated at the lower of cost or market. We do not carry any other airline ticket inventories. Inventory cost is the acquisition price of the coupons or tickets. The specific identification method is used to determine the basis of inventory and cost of coupons or tickets removed from inventory.

                              CHEAP TICKETS, INC.

Trade Accounts and Other Receivables

   Trade accounts and other receivables primarily consist of commissions and volume bonuses from travel service providers. The Company does not extend credit to customers. There were no allowances for doubtful accounts receivable at December 31, 1999 and 2000.

Concentrations of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company's policy is to place its cash, cash equivalents and investments with high quality financial institutions, governmental agencies and corporate entities and to limit the amount of credit exposure. Cash balances are generally in excess of available insured depository limits.

Property and Equipment

   Property and equipment are carried at cost. Equipment held under capital leases is stated at the lower of the present value of minimum lease payments or estimated fair value of the equipment at the inception of the lease. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and equipment held under capital leases are amortized on the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. When fixed assets are sold or retired, cost and accumulated depreciation are eliminated from the accounts, and gains or losses are recorded in income. Website maintenance costs are expensed as incurred.

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

Revenue Recognition

   The Company implemented several new accounting pronouncements in the fourth quarter of 2000 that affected its revenue recognition policies. These new pronouncements included EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", SAB 101 "Revenue Recognition in Financial Statements", and EITF 00-10 "Accounting for Shipping and Handling Fees and Costs". To promote the comparability of our financial statements, all periods presented have been restated to conform with these new pronouncements.

   EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" required that we report our revenue from sales of non-published fares on a net basis. Accordingly, only the net margin on the sale of non-published fares is reported as revenue. Previously we reported the sales of these fares on a gross basis, whereby the gross booking or retail amount was reported as revenue, and the amount we paid to the airline carrier was reported as cost of sales. The implementation of EITF 99-19 did not affect the reporting of commissions on published fares, which was and continues to be reported on a net basis.

   SAB 101 "Revenue Recognition in Financial Statements" required us to delay recognition of revenue until tickets had been delivered to our customers. Previously, we reported revenue once the reservation was ticketed and payment was received. This change in our policy did not have a material impact on our financial statements.

                              CHEAP TICKETS, INC.

   Under EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" we now report distribution, handling and service fees as revenue. The related cost of distribution is reported as cost of sales. Previously we reported distribution costs as part of selling, general and administrative expenses with the fees charged to our customers as an offset to that expense.

   Revenue is reported net of an allowance for cancellations and refunds. Due to the restrictive nature of our sales, which are generally noncancelable and nonrefundable, cancellations and refunds are not significant.

   Volume bonus and override revenue are recognized at the end of each monthly or quarterly measurement period if the specified target has been achieved. Bonuses received in connection with contract acceptances or extensions are deferred and recognized as income over the life of the contract.

   Advertising revenue from internet banner advertising is reported on a net basis, which is the net amount remitted to the Company by its advertising service provider. Such revenue has been immaterial to date.

Advertising

   Advertising costs are expensed as incurred. Advertising expenses amounted to $3,823,150, $11,132,308 and $18,616,812 for 1998, 1999 and 2000,
respectively.

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

                              CHEAP TICKETS, INC.

Foreign Currency Translation

   The functional currency of the Company's U.K. subsidiary is the local currency. Assets and liabilities of the foreign subsidiary are translated into US dollars at year-end exchange rates, and revenue and expenses are translated at average rates prevailing during the year. Translation adjustments have been immaterial to date.

Per Share Data

   The following is a reconciliation of the numerator and denominators of basic and diluted earnings per common share:

                                              Income       Shares     Per Share
           Years ended December 31,         (Numerator) (Denominator)  Amount
           ------------------------         ----------- ------------- ---------
   1998:
   Basic
     Income available to common shares..... $   551,132  14,567,084     $0.04
                                                                        =====
   Effect of dilutive securities
     Common stock warrants.................         --    2,969,456
     Stock options.........................         --      384,328
                                            -----------  ----------
   Diluted
     Net income and assumed conversions.... $   551,132  17,920,868     $0.03
                                            ===========  ==========     =====

                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
   1999:
   Basic
     Income available to common shares..... $ 6,884,256  20,731,375     $0.33
                                                                        =====
   Effect of dilutive securities
     Common stock warrants.................         --      658,975
     Stock options.........................         --      625,112
     Option--IPO overallotment.............         --       44,589
                                            -----------  ----------
   Diluted
     Net income and assumed conversions.... $ 6,884,256  22,060,051     $0.31
                                            ===========  ==========     =====

                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
   2000:
   Basic
     Income available to common shares..... $12,011,957  23,171,498     $0.52
                                                                        =====
   Effect of dilutive securities
     Stock options.........................         --      373,389
                                            -----------  ----------
   Diluted
     Net income and assumed conversions.... $12,011,957  23,544,887     $0.51
                                            ===========  ==========     =====

   Net earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

                              CHEAP TICKETS, INC.

New Pronouncements

   There are a number of recently issued accounting pronouncements that affect companies like Cheap Tickets, including EITF 99-17 "Accounting for Barter Transactions", EITF 00-14 "Accounting for Certain Sales Incentives", EITF 00-21 "Accounting for Multiple-Element Revenue Arrangements", FIN 44 "Accounting for Certain Transactions involving Stock Compensation", EITF 00-23 "Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44", EITF 00-02 "Accounting for Website Development Costs", and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". These accounting pronouncements did not or will not have a material effect on our financial statements as we either do not enter into such transactions, or we have previously been in compliance with the guidance of these pronouncements.

Reclassifications

   Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net earnings as previously reported.

2. Marketable Securities

   A summary of marketable securities at December 31 follows:

                                                          1999         2000
                                                       ----------- ------------
   Fixed income securities:
     Corporate notes and obligations.................. $70,161,197 $ 82,637,290
     U.S. government obligations......................   8,752,838    3,293,552
     State and municipal obligations .................   7,200,000          --
     Commercial paper.................................   7,065,633   14,554,470
                                                       ----------- ------------
                                                        93,179,668  100,485,312
   Equity securities:
     Preferred stocks.................................   5,400,000          --
                                                       ----------- ------------
                                                       $98,579,668 $100,485,312
                                                       =========== ============

   All fixed income securities at December 31, 2000 have contractual maturities of less than one year.

   The cost of securities sold is based on the specific identification method. There were no sales of securities in 1998. Sales of securities for 1999 and 2000 are summarized below:

                                                           1999         2000
                                                        ----------- ------------
   Fixed income securities:
     Cash proceeds..................................... $14,585,286 $126,722,274
     Gross realized gains..............................         --        19,859
     Gross realized losses.............................      18,214       97,562

   Equity securities:
     Cash proceeds..................................... $11,000,000 $  5,400,000
     Gross realized gains..............................         --           --
     Gross realized losses.............................         298          --

                              CHEAP TICKETS, INC.

3. Property and Equipment

   A summary of property and equipment at December 31, 1999 and 2000 is as follows:

                                                           1999        2000
                                                        ----------- -----------
   Land ............................................... $   158,239 $   158,239
   Building improvements...............................     767,601     782,407
   Leasehold improvements..............................     723,630     913,919
   Furniture, fixtures and equipment (Note 9)..........  10,493,752  17,404,796
   Vehicles............................................     197,620     197,620
                                                        ----------- -----------
                                                         12,340,842  19,456,981
   Less accumulated depreciation and amortization......   3,077,741   5,886,452
                                                        ----------- -----------
                                                        $ 9,263,101 $13,570,529
                                                        =========== ===========

   Depreciation and amortization expense amounted to $563,514, $1,630,599 and $2,861,288 for 1998, 1999 and 2000, respectively.

4. Debt

   Long-term debt at December 31, 1999 and 2000 consists of the following:

                                                               1999     2000
                                                             -------- --------
   Bank Debt:
   3.125% above an indexed rate (total rate of 9.875% at
    December 31, 2000) note payable in monthly installments
    of $6,308, including interest, due May 1, 2012,
    collateralized by a first mortgage on land and
    building................................................ $540,904 $517,104
   6.80% note payable in monthly installments of $16,448
    including interest, due May 28, 2000....................   80,859      --
   Other:
   8.25% note payable in monthly installments of $13,930
    including interest, due February 28, 2000...............   27,546      --
                                                             -------- --------
   Total long-term debt.....................................  649,309  517,104
   Less current installments of long-term debt..............  132,806   25,774
                                                             -------- --------
   Long-term debt, excluding current installments........... $516,503 $491,330
                                                             ======== ========

   The aggregate maturities of long-term debt subsequent to December 31, 2000 are as follows:

   Year ending December 31
   -----------------------
     2001.............................................................. $ 25,774
     2002..............................................................   28,438
     2003..............................................................   31,376
     2004..............................................................   34,619
     2005..............................................................   38,197
     Later years.......................................................  358,700
                                                                        --------
                                                                        $517,104
                                                                        ========

                              CHEAP TICKETS, INC.

5. Mandatorily Redeemable Cumulative Preferred Stock

   In July 1997, Cheap Tickets issued and sold 425,000 shares of mandatorily redeemable cumulative preferred stock with detachable warrants to purchase an aggregate of 2,969,456 shares of common stock of Cheap Tickets at an aggregate exercise price of $2,121 in exchange for cash consideration of $4,250,000 (the "Equity Transaction").

   The net proceeds of $3,875,482, after reflecting transaction costs of $374,518, were allocated between the warrants and preferred stock based on their relative fair values, resulting in an allocation of $510,652 and $3,364,830 to the warrants and preferred stock, respectively. The value attributable to the warrants was recorded as additional paid-in capital. The excess of the redemption value of the preferred stock of $4,250,000 over the initial carrying value of $3,364,830 was being accreted by periodic charges to retained earnings. The accretion amounted to $174,132, $36,657 and none for 1998, 1999 and 2000, respectively.

   The preferred stock had a par value of $1 per share, was nonvoting and accrued cumulative annual dividends of $.80 per share. Accrued dividends amounted to $340,000, $78,712 and none for 1998, 1999 and 2000, respectively. Undeclared cumulative dividends amounted to $510,000 at December 31, 1998 and were accrued as an addition to preferred stock in the accompanying balance sheets.

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

6. Stockholders' Equity

Common Stock

   In February 1999, the authorized common stock of Cheap Tickets was increased from 5,000,000 shares at $0.01 par value to 70,000,000 shares at $0.001 par value. The Company also effected a 14-for-one stock split. In these financial statements, all per share amounts and number of shares have been restated to reflect the stock split.

   As described in Note 10, 373,646 shares were forfeited by an officer upon his resignation in March 1998.

Public Offerings

   On March 19, 1999, Cheap Tickets completed an initial public offering of its common stock in which 3,500,000 shares were issued at an offering price of $15 per share. The offering raised $47.7 million after underwriting discounts and other related costs of issuance. Concurrently with the issuance of 3,500,000 shares in the offering, warrants for 2,969,375 shares were exercised. In connection with the initial public offering, the underwriters had the option to purchase an additional 525,000 shares of common stock. They exercised this option on April 19, 1999. Net proceeds to Cheap Tickets were $7.3 million after underwriting discounts and other costs of issuance.

   On August 20, 1999, Cheap Tickets completed a secondary public offering of its common stock, whereby 5,750,000 shares were sold at an offering price of $38.00 per share. Of the total shares sold, 2,500,000 were offered by Cheap Tickets and 3,250,000 were offered by certain existing stockholders. Net proceeds to Cheap Tickets were $89.6 million after underwriting discounts and other related costs of issuance.

                              CHEAP TICKETS, INC.

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

7. Income Taxes

   Income tax expense (benefit) for the years ended December 31, 1998, 1999 and 2000 was as follows:

   Years ended December 31        Federal      State      Foreign     Total
   -----------------------       ----------  ----------  ---------  ----------
   1998:
   Current...................... $  741,237  $  101,080  $     --   $  842,317
   Deferred.....................    (54,232)    (47,817)       --     (102,049)
                                 ----------  ----------  ---------  ----------
                                 $  687,005  $   53,263  $     --   $  740,268
                                 ==========  ==========  =========  ==========
   1999:
   Current...................... $4,431,488  $  992,668  $     --   $5,424,156
   Deferred.....................   (186,816)     34,941        --     (151,875)
                                 ----------  ----------  ---------  ----------
                                 $4,244,672  $1,027,609  $     --   $5,272,281
                                 ==========  ==========  =========  ==========
   2000:
   Current...................... $6,069,672  $1,276,086  $     --   $7,345,758
   Deferred.....................    (40,707)     41,864   (158,942)   (157,785)
                                 ----------  ----------  ---------  ----------
                                 $6,028,965  $1,317,950  $(158,942) $7,187,973
                                 ==========  ==========  =========  ==========

   A tax benefit of $350,674 was credited directly to additional paid-in capital for stock option compensation in 1999.

   The actual income tax expense for 1998, 1999 and 2000 differed from the expected income tax expense computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes due to the following:

                                                 1998      1999       2000
                                               -------- ---------- ----------
   Federal "expected" income tax expense...... $613,881 $4,372,135 $6,527,976
   Additional federal income tax expense at
    35%.......................................      --      28,592     91,999
   State franchise and income taxes, net of
    federal income tax effect.................   93,888    844,021    871,320
   Tax exempt interest income.................      --         --    (321,236)
   Other, net.................................   32,499     27,533     17,914
                                               -------- ---------- ----------
                                               $740,268 $5,272,281 $7,187,973
                                               ======== ========== ==========

                              CHEAP TICKETS, INC.

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 are presented below:

                                                             1999       2000
                                                           ---------  ---------
   Deferred tax assets:
     Accrued rent not deductible for tax purposes........  $  15,323  $   8,266
     Accrued vacation not deductible for tax purposes....    147,600    181,333
     State tax credit carryforward.......................        --      99,937
     Unearned compensation not deductible for tax
      purposes...........................................     49,317     66,053
     Capital loss carryforward...........................        --      38,577
     State franchise tax.................................    243,573    305,864
     U.K. net operating loss carryforward................        --     158,942
                                                           ---------  ---------
       Total gross deferred tax assets...................    455,813    858,972
                                                           ---------  ---------
   Deferred tax liabilities:
     Property and equipment, principally due to
      differences between accounting and tax depreciation
      and amortization...................................   (166,090)  (358,883)
     Other...............................................        --      (3,478)
                                                           ---------  ---------
       Total gross deferred tax liabilities..............   (166,090)  (362,361)
                                                           ---------  ---------
       Net deferred tax asset............................  $ 289,723  $ 496,611
                                                           =========  =========

   There was no valuation allowance provided for deferred tax assets as of December 31, 1999 and 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Cheap Tickets will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

8. Profit Sharing and 401(k) Plan

   Cheap Tickets sponsors a defined contribution plan for its employees which is designed to be qualified under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Cheap Tickets did not contribute to the plan in 1998. Cheap Tickets contributed $415,000 in 1999 and 2000.

                              CHEAP TICKETS, INC.

9. Lease Commitments

   Cheap Tickets is obligated under capital leases for equipment that expire at various dates through 2004. At December 31, 1999 and 2000, the gross amounts of equipment and related accumulated amortization recorded under capital leases are as follows:

                                                             1999       2000
                                                          ---------- ----------
   Equipment............................................. $6,021,188 $5,982,006
   Less accumulated amortization (amortization expense
    charged to depreciation and amortization expense)....  1,274,484  2,756,025
                                                          ---------- ----------
                                                          $4,746,704 $3,225,981
                                                          ========== ==========

   Cheap Tickets has noncancelable operating leases, primarily for office space, that expire at various dates through 2009. These leases generally contain renewal options for periods ranging from one to five years. Rent expense incurred for all operating leases amounted to $1,175,289, $1,430,902 and $1,926,705 for 1998, 1999 and 2000, respectively.

   Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2000 are as follows:

                                                           Capital   Operating
                                                            Leases     Leases
                                                          ---------- ----------
   Year ending December 31
   -----------------------
    2001................................................  $1,660,686 $1,241,335
    2002................................................     998,674  1,158,830
    2003................................................     670,616  1,161,380
    2004................................................     440,610    630,596
    2005................................................         --     401,119
    Later years.........................................         --   1,175,623
                                                          ---------- ----------
       Total minimum lease payments.....................   3,770,586 $5,768,883
                                                                     ==========
    Less amounts representing interest (at rates ranging
     from 7.75% to 14.05%)..............................     394,899
                                                          ----------
     Present value of minimum capital lease payments....   3,375,687
    Less current installments of capital lease
     obligations........................................   1,415,210
                                                          ----------
     Capital lease obligations, excluding current
      installments......................................  $1,960,477
                                                          ==========

10. Stock Compensation Arrangement

   In November 1996, Cheap Tickets entered into a Restricted Stock Grant and Shareholder Agreement (Agreement) whereby 747,292 shares of common stock were granted to an officer of Cheap Tickets as compensation for his employment. There was a two year vesting period whereby the shares vested 50 percent after each year of service with Cheap Tickets. The estimated fair value of the common stock shares on the date of grant of $45,895 was being amortized as compensation expense over the two year vesting period.

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

   In 1998, Cheap Tickets granted options for 728,000 shares of common stock with exercise prices less than the estimated market prices on the grant dates. The weighted-average grant-date fair value of options granted in 1998 was $1.30. The estimated compensation cost for these options amounted to $722,600 at the grant dates. Stock option compensation expense, included in selling, general and administrative expenses, was $26,325, $93,960 and $44,848 for 1998, 1999 and 2000, respectively. The remaining unamortized compensation cost of $696,275, $382,094 and $82,906 (net of forfeitures) at December 31, 1998,
1999 and 2000, respectively will be amortized over the future vesting periods of the options. The granted options have a five-year vesting period and a ten-year exercise period from the date of the grant. However, options to purchase up to 140,000 shares fully vested upon Cheap Tickets' initial public offering of its stock.

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

   In 2000, stockholders approved and ratified the Amended and Restated 1999 Stock Incentive Plan. Under the plan, the number of shares reserved for issuance was increased by 240,000 shares and the annual increase to be added on the first day of Cheap Tickets' fiscal year beginning 2001 was increased from 2 percent to 3 percent of the number of shares outstanding as of such date.

                              CHEAP TICKETS, INC.

   The following table summarizes activity under the stock option plans:

                                                            Weighted  Weighted
                                                            Average   Average
                                                            Exercise Grant-Date
                                                  Shares     Price   Fair Value
                                                 ---------  -------- ----------
   Balance at December 31, 1997.................       --    $  --
   Granted......................................   728,000     0.31    $ 1.30
                                                 ---------
   Balance at December 31, 1998.................   728,000     0.31
   Granted--exercise price equals fair value....   764,500    16.58     16.58
   Exercised....................................   (56,560)    0.24
   Forfeited....................................   (82,500)    2.35
                                                 ---------
   Balance at December 31, 1999................. 1,353,440     9.37
   Granted--exercise price equals fair value.... 1,239,158    10.56     10.56
   Exercised....................................  (218,100)    0.25
   Forfeited....................................   (96,960)    5.03
                                                 ---------
   Balance at December 31, 2000................. 2,277,538    11.08
                                                 =========
   Options exercisable at:
     December 31, 1999..........................   190,120   $ 0.23
     December 31, 2000..........................   345,830   $10.32

   Options outstanding and exercisable at December 31, 2000 were as follows:

                               Options Outstanding        Options Exercisable
                               at December 31, 2000       at December 31, 2000
                         -------------------------------- ----------------------
                                               Average
                                   Average    Remaining               Average
         Range of                  Exercise  Contractual              Exercise
      Exercise Prices     Shares    Price   Life in Years  Shares      Price
      ---------------    --------- -------- ------------- ---------- -----------
   $ 0.18-$ 1.57........   309,980  $ 0.21      7.43          66,380  $    0.18
     7.19- 16.19........ 1,930,658   12.46      5.28         271,550      12.21
    27.31- 37.50........    36,900   29.87      8.19           7,900      30.33
                         ---------                        ----------
                         2,277,538  $11.08      5.62         345,830  $   10.32
                         =========                        ==========

   Under SFAS No. 123, the fair value of each grant was estimated on the grant date using the minimum value method in 1998 and the Black-Scholes valuation model in 1999 and 2000 based on the following weighted-average assumptions:

                                                           1998   1999    2000
                                                           -----  -----  ------
   Expected dividend yield................................  0.00%  0.00%   0.00%
   Average risk-free interest rate........................  5.73%  6.01%   5.96%
   Expected volatility....................................  0.00% 67.00% 102.87%
   Expected life of the options, in years................. 10.00   6.18    5.98

                              CHEAP TICKETS, INC.

   Compensation cost has been charged against income for the stock option plan under APB No. 25. The pro forma net income and pro forma earnings per share for the years ended December 31, 1998, 1999 and 2000 had Cheap Tickets elected to adopt the fair-value based method of accounting prescribed by SFAS No. 123 is presented below:

                                                 1998       1999       2000
                                              ---------- ---------- -----------
   Net income:
     As reported............................. $1,065,264 $7,586,940 $12,011,957
     Pro forma............................... $1,061,513 $6,528,713 $ 5,335,563
   Basic earnings per share:
     As reported............................. $     0.04 $     0.33 $      0.52
     Pro forma............................... $     0.04 $     0.28 $      0.23
   Diluted earnings per share:
     As reported............................. $     0.03 $     0.31 $      0.51
     Pro forma............................... $     0.03 $     0.26 $      0.23

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

13. Segment Information

   In the fourth quarter of 1999, management began managing its business as two reportable operating segments based on revenue distribution channels which include the Internet and Call Centers (including retail stores). Revenue, including non-published fares, published fare commissions and bonuses and cost of sales and operating expenses, are disaggregated by operating segment. Certain expenses managed outside of the operating segments are excluded, such as general corporate expenses. The exclusion of such expenses from the operating segments represents a change from prior years. Prior year information has been restated to conform with our current measurement. The Company does not allocate assets by operating segment nor are the segments evaluated by this criteria. The difference between segment operating income reported below and net operating income reflected in the Consolidated Statements of Operations represents unallocated general corporate expenses.

   The reporting segments follow the same accounting policies used for the Company's financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon operating income. There were no intersegment sales or transfers.

                              CHEAP TICKETS, INC.

   Information on the reporting segments for 1998, 1999 and 2000 follows:

                                     1998                               1999                                2000
                      ---------------------------------- ----------------------------------- -----------------------------------
                                    Call                                Call                                Call
                       Internet    Centers      Total     Internet     Centers      Total     Internet     Centers      Total
                      ---------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Revenue.........      $3,481,000 $34,735,000 $38,216,000 $21,212,000 $52,795,000 $74,007,000 $37,399,000 $61,043,000 $98,442,000
Cost of sales...         394,000   3,850,000   4,244,000   2,252,000   4,538,000   6,790,000   3,244,000   4,297,000   7,541,000
                      ---------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Gross profit....       3,087,000  30,885,000  33,972,000  18,960,000  48,257,000  67,217,000  34,155,000  56,746,000  90,901,000
Operating
 expenses.......       1,830,000  23,465,000  25,295,000  11,031,000  37,243,000  48,274,000  17,830,000  47,747,000  65,577,000
                      ---------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating
 income.........      $1,257,000 $ 7,420,000 $ 8,677,000 $ 7,929,000 $11,014,000 $18,943,000 $16,325,000 $ 8,999,000 $25,324,000
                      ========== =========== =========== =========== =========== =========== =========== =========== ===========
Other:
Depreciation expense
 (included in
 operating expenses)  $   95,000 $   469,000 $   564,000 $   309,000 $ 1,321,000 $ 1,630,000 $   280,000 $ 1,587,000 $ 1,867,000

      Substantially all of the Company's revenue is derived from sales in the
                                 United States.