Form 10-Q
period 2001-03-31
CHEAP TICKETS INC
filed 2001-05-15
CIK 1076411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     As of May 8, 2001, the Registrant had 24,271,942 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX

                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).....................  3

         - Consolidated Balance sheets at December 31, 2000 and March 31,
           2001............................................................  3

         - Consolidated Statements of operations for the three months ended
           March 31, 2000 and 2001.......................................... 4

         - Consolidated Statement of stockholders' equity for the
           three months ended March 31, 2001................................ 5

         - Condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 2001............................. 6

         - Notes to consolidated financial statements....................... 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 9

Item 3.  Quantitative and Qualitative
         Disclosure about Market Risk.......................................13

PART II  OTHER INFORMATION..................................................14

Item 1.  Legal Proceedings..................................................14

Item 2.  Changes in Securities and Use of Proceeds..........................14

Item 3.  Defaults Upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information..................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................15

         SIGNATURES.........................................................15

   All historical financial information contained in this Quarterly Report on Form 10-Q has been restated to comply with recently issued accounting standards as discussed on page 7 (see Note 1 to Notes to Consolidated Financial Statements).




                                     PART I
                             FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              CHEAP TICKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                     December 31,    March 31,
                                                                         2000          2001
                                                                     -----------     --------
                                                                                  (unaudited)
                            ASSETS
Current Assets:
 Cash and cash equivalents                                             $ 40,325     $ 53,482
 Marketable securities                                                  100,485       96,539
 Trade accounts and other receivables                                     6,995        7,981
 Refundable income taxes                                                    659          268
 Ticket inventories                                                         464          419
 Other current assets                                                     2,119        2,701
                                                                       --------     --------
    Total current assets                                                151,047      161,390
Property and equipment, net                                              13,571       14,990
Other assets                                                              1,867        1,461
                                                                       --------     --------
                                                                       $166,485     $177,841
                                                                       ========     ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                      $  7,358     $ 16,794
 Accrued salaries                                                         1,596        2,086
 Accrued vacation                                                           680          750
 Accrued expenses and other liabilities                                     837          945
 Current installments of long-term debt                                      26           26
 Current installments of capital lease obligations                        1,415        1,362
 Deferred revenue, current                                                  400          400
 Income taxes payable                                                         -          354
                                                                       --------     --------
    Total current liabilities                                            12,312       22,717
Long-term debt, excluding current installments                              491          485
Capital lease obligations, excluding current installments                 1,961        1,665
Deferred revenue, noncurrent                                                800          700
Other noncurrent liabilities                                                126          212
                                                                       --------     --------
    Total liabilities                                                    15,690       25,779

Stockholders' Equity:
   Preferred stock, $0.01 par value as of December 31, 2000 and
     March 31, 2001.  Authorized 10,000 shares; Issued and
     Outstanding none at December 31, 2000 and March 31, 2001.                -            -
   Common stock, $.001 par value.  Authorized 70,000 shares;                 24           24
   Issued and outstanding 24,250 shares at December 31, 2000 and
     24,272 shares at March 31, 2001.
   Additional paid-in capital                                           145,874      145,954
   Unearned compensation                                                    (83)         (76)
   Retained earnings                                                     19,720       20,900
   Treasury stock, at cost--1,037 common shares at December 31,
     2000 and March 31, 2001.                                           (14,740)     (14,740)
                                                                       --------     --------
    Total stockholders' equity                                          150,795      152,062
                                                                       --------     --------
                                                                       $166,485     $177,841
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

                              CHEAP TICKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (unaudited)


                                                 Three months ended
                                                      March 31,
                                                 ------------------
                                                  2000       2001
                                                 -------    -------
Revenue:
Non-published fares                              $12,912    $12,530
Commissions and bonuses                            6,262     10,017
Service fees and other                             2,057      2,327
                                                 -------    -------
 Total revenue                                    21,231     24,874
Cost of sales                                      1,807      1,958
                                                 -------    -------
Gross profit                                      19,424     22,916
Selling, general and administrative expenses      17,484     23,177
                                                 -------    -------
Net operating income (loss)                        1,940       (261)
Other income (deductions):
 Interest income                                   2,063      2,146
 Interest expense                                   (105)       (76)
 Other, net                                          (43)       (15)
                                                 -------    -------
Earnings before income taxes                       3,855      1,794
Income taxes                                       1,542        614
                                                 -------    -------
Net earnings                                     $ 2,313    $ 1,180
                                                 =======    =======
Income available to common shares                $ 2,313    $ 1,180
                                                 =======    =======
Basic earnings per common share                  $  0.10    $  0.05
                                                 =======    =======
Average common shares outstanding                 23,104     23,232
                                                 =======    =======
Diluted earnings per common share                $  0.10    $  0.05
                                                 =======    =======
Average diluted common shares outstanding         23,574     23,592
                                                 =======    =======


   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)



                                                                  Additional                                              Total
                                                    Common         Paid-In       Unearned      Retained   Treasury    Stockholders'
                                                    Stock          Capital     Compensation    Earnings     Stock        Equity
                                                --------------   -----------   ------------    --------   --------    -------------
                                                Shares  Amount
                                                ------  ------
 Balance, December 31, 2000                     24,250     $24      $145,874           $(83)    $19,720   $(14,740)        $150,795

 Net earnings                                        -       -             -              -       1,180          -            1,180

 Exercise of stock options                          22       -             4              -           -          -                4

 Income tax benefit of stock option                  -       -            76              -           -          -               76
   compensation

 Amortization and forfeiture of stock option
   compensation                                      -       -             -              7           -          -                7
                                                ------     ---      --------           ----     -------   --------         --------
 Balance, March 31, 2001                        24,272     $24      $145,954           $(76)    $20,900   $(14,740)        $152,062
                                                ======     ===      ========           ====     =======   ========         ========



   The accompanying notes are an integral part of the consolidated financial statements.

                              CHEAP TICKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                   -------------------
                                                                     2000       2001
                                                                   --------   --------
Cash flows from operating activities:
 Net earnings                                                      $  2,313   $  1,180
 Adjustments to reconcile net earnings to net cash provided
 by operating activities:
  Deferred income taxes                                                   -       (207)
  Depreciation and amortization                                         637        732
  Stock option compensation                                               7          7
  Amortization of (discount)/premium on marketable securities             7       (176)
  Loss on sale or disposal of property and equipment                     45         63
  Loss/(gain) on sale of marketable securities                           12        (40)
  Changes in operating assets and liabilities                         9,539     10,001
                                                                   --------   --------
   Net cash provided by operating activities                         12,560     11,560

Cash flows from investing activities:
  Capital expenditures                                                 (283)    (2,214)
  Proceeds from sale of property and equipment                          105          -
  Purchase of marketable securities                                 (38,085)   (40,126)
  Proceeds from sale of marketable securities                        36,059     44,288
                                                                   --------   --------
   Net cash provided by (used in) investing activities               (2,204)     1,948

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of expenses paid           58          4
  Principal payments on long-term debt                                  (82)        (6)
  Principal payments on capital lease obligations                      (363)      (349)
                                                                   --------   --------
   Net cash used in financing activities                               (387)      (351)

   Net increase in cash                                               9,969     13,157

Cash and cash equivalents at beginning of period                     40,718     40,325
                                                                   --------   --------
Cash and cash equivalents at end of period                         $ 50,687   $ 53,482
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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the notes thereto included in Cheap Tickets' Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results expected for the full fiscal year or for any future period.


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

     Revenue is reported net of an allowance for cancellations and refunds. Due to the restrictive nature of our sales, which are generally noncancellable and nonrefundable, cancellations and refunds are not significant.

     Volume bonus and override revenue are recognized at the end of each monthly or quarterly measurement period if the specified target has been achieved. Bonuses received in connection with contract acceptances or extensions are deferred and recognized as income over the life of the contract.

     Advertising revenue from internet banner advertising is reported on a net basis, which is the net amount remitted to Cheap Tickets by its advertising service provider. Such revenue has been immaterial to date.

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

                                                Three months ended
                                                     March 31,
                                                ------------------
                                                   2000       2001
Numerator:
  Income available to common shares...........  $ 2,313    $ 1,180
                                                -------    -------
Denominator:
  Shares  - basic.............................   23,104     23,232
    Effect of Dilutive Securities:
     Common stock warrants....................       --         --
     Stock options............................      470        360
                                                -------    -------
  Shares  - diluted...........................   23,574     23,592
                                                -------    -------
Basic earnings per share:.....................  $  0.10    $  0.05
                                                =======    =======
Diluted earnings per share:...................  $  0.10    $  0.05
                                                =======    =======

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

     Options to purchase 1,599,508 shares of common stock at a range of $10.25 to $35.875 were outstanding during the three months ended March 31, 2001 but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common stock.

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

         Cheap Tickets' revenue is generated by ticket sales through Cheap Tickets' four call centers, on-line through our website at www.cheaptickets.com,
                                                           --------------------
and to a lesser extent through 10 walk-in retail stores. In the first quarter of 2001, gross bookings were derived approximately 60% from call centers and retail stores and 40% from online bookings. During this quarter, Cheap Tickets added approximately 2.1 million registered online users. At March 31, 2001, total online registered users were approximately 10.8 million. Cheap Tickets expects online gross bookings and revenue to represent an increasing portion of gross bookings and revenue in future periods.

         Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of published fares and gross profit on the sale of non-published fares. Gross bookings are not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and that year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets' products.

         Cheap Tickets' gross bookings are substantially comprised of airline ticket sales. For the three months ended March 31, 2000 and 2001, approximately 98% and 96% respectively, of gross bookings arose from airline ticket sales. The remaining gross bookings arose from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

         Revenue consists of gross profit on non-published fare sales, published fare commissions, net advertising revenue and service fees. Cheap Tickets' cost of sales consists of distribution costs related to the sale of tickets. Commissions, including incentive overrides, are earned primarily on published air fares sold and include certain other payments based on the volume of transactions.

         Gross profits include (1) the gross profit on non-published sales, (2) commissions earned on the sale of published fares sold, (3) net advertising revenue and (4) service fees less distribution costs. Cheap Tickets earns higher profits on the sale of non-published fares than on the sale of published fares.

         Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees and occupancy.

Results of Operations

Three months ended March 31, 2001 and March 31, 2000

     Total revenue. Total revenue for the first quarter of 2001 increased $3.6 million, or 17.2%, to $24.9 million. Commissions and bonuses increased $3.8 million, or 60%, to $10.0 million. The $3.8 million increase in commissions and bonuses primarily reflected two factors: first, a $2.3 million increase in commissions on increased sales of published fares; and second, an improvement in airline overrides and higher incentives received from our global distribution system or GDS supplier on higher sales volumes. Published fare sales as a percentage of total revenue increased from 29.5% to 40.3%. Total gross bookings rose 21.0% for the first quarter 2001 over the same quarter in 2000, to $192.0 million.

     Service fees and other revenue includes gross service fees and banner advertising. The modest increase can be attributed to increased amounts received from banner advertising offset by a decrease in service fees collected due to a free service fee promotion on the Internet for the first quarter of 2001.

     Accelerated usage of Internet commerce in the leisure travel market, broader recognition of the Cheap Tickets brand name, particularly through the Internet and advertising to targeted markets contributed to the growth in total revenue.

     Total revenue through call centers and retail operations increased $2.8 million, or 20.7%, to $16.2 million due to increased productivity and higher call volume due to increased advertising.

     Total revenue from Internet sales increased $864,000 to $8.7 million. Total revenue through the Internet represented 34.8% of total revenue in the first quarter of 2001, compared with 36.7% in the first quarter of 2000. Total Internet gross bookings for the first quarter increased 29.4% over the first quarter 2000 to $77.7 million. The decrease in online sales as a percent of total revenue was the result of a higher proportion of published fares sold in first quarter 2001 compared with the same period in 2000.

     Gross Profit.   Gross profit for the first quarter of 2001 increased $3.5
million, or 18.0%, to $22.9 million, as a result of a 17.2% percentage increase in total revenue. As a percentage of total revenue, gross profit increased from 91.5% to 92.1%. This increase can mainly be attributed to higher published fare commissions and overrides.

     Selling, General and Administrative Expenses.   For the three months ended
March 31, 2001, selling, general and administrative expenses increased $5.7 million, or 32.6%, to $23.2 million, and increased as a percentage of total revenue from 82.3% to 93.2%. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to increased advertising, technology related expenses, and higher staffing in key departments. Advertising expenses increased by $2.2 million, representing an increase from 15.3% to 21.9% of total revenue, reflecting a new marketing strategy implemented in the first quarter, including a television campaign and increased e-mail outreach. Advertising expenses targeted to increase Internet sales were $1.5 million higher for the three months ended March 31, 2001.

     Net Earnings.   Net earnings for the three months ended March 31, 2001
decreased $1.1 million, or 49.0% to $1.2 million. The decrease reflected increased expenditures related to advertising, technological and infrastructure related initiatives.

Operating Segments

     Cheap Tickets' reported segments are comprised of Internet and Call Center/Other operations.

     The accounting policies of the segments are the same as those used in the preparation of Cheap Tickets' consolidated financial statements. Cheap Tickets evaluates the performance of its operating segments based on segment operating contribution, which includes sales and marketing expenses and other overhead charges directly attributable to the operating segment. Certain expenses managed outside of the operating segments are excluded, such as corporate expenses, including other income and expense items, unallocated shared expenses, and income taxes. Asset information by operating segment is not reported since Cheap Tickets does not identify assets by segment.

                            Total revenue by segment
                            ------------------------

                    Three Months Ended March 31, 2001   Three Months Ended March 31, 2000
                    ---------------------------------   ---------------------------------
                                            Percent                              Percent
                    In Thousands            of Total      In Thousands           of Total
                    ---------------------------------   ---------------------------------
Segments
--------
Internet              $ 8,660                  35%          $ 7,796                 37%
Call Center/Other      16,214                  65%           13,435                 63%
                    ---------------------------------   ---------------------------------
 Total revenue        $24,874                 100%          $21,231                100%
                    =================================   =================================

                            Gross profit by segment
                            -----------------------

                    Three Months Ended March 31, 2001   Three Months Ended March 31, 2000
                    ---------------------------------   ---------------------------------
                                            Percent                              Percent
                    In Thousands            of Total      In Thousands           of Total
                    ---------------------------------   ---------------------------------
Segments
--------
Internet              $ 7,614                 33%            $ 7,063                36%
Call Center/Other      15,302                 67%             12,361                64%
                    ---------------------------------   ---------------------------------
 Gross profit         $22,916                100%            $19,424               100%
                    =================================   ================================-

                    Operating contribution by segment
                    ---------------------------------

                    Three Months Ended March 31, 2001   Three Months Ended March 31, 2000
                    ---------------------------------   ---------------------------------
                                            Percent                              Percent
                    In Thousands            of Total      In Thousands           of Total
                    ---------------------------------   ---------------------------------
Segments
--------
Internet              $2,211                  49%            $3,533                69%
Call Center/Other      2,308                  51%             1,571                31%
                    ---------------------------------   ---------------------------------
 Operating
 contribution         $4,519                 100%            $5,104               100%
                    =================================   =================================

     Three Months Ended March 31, 2001 and March 31, 2000 by Segment

     Total Revenue. Total revenue through the Internet increased $864,000, or 11.1% to $8.7 million. Total revenue through the Internet represented 35% of total revenue for the first quarter of 2001 compared to 37% for the first quarter of 2000. This decrease in the proportion of revenue was the result of more published fares in the sales mix for the first quarter of 2001 as compared to the same period last year. Sales volumes increased as a result of a targeted advertising campaign, growing acceptance of Internet commerce, and a significant increase in registered users to our website. Total Internet gross bookings for the first quarter increased 29.4% over the first quarter 2000 to $77.7 million.

     Total revenue through call centers and retail operations increased $2.8 million, or 20.7%, to $16.2 million due to increased productivity and higher call volume due to increased advertising expenses.

     Gross Profit. Gross profit from Internet sales increased $551,000, or 7.8% to $7.6 million. As a percentage of total revenue, Internet gross profit decreased from 90.6% to 87.9%. The decrease was mainly the result of a free service fee promotion on Internet sales for the 1st quarter of 2001.

     Call center gross profit increased $2.9 million, or 23.8% to $15.3 million. As a percentage of total revenue, gross profit from call centers increased from 92.0% to 94.4% for the three months ended March 31, 2000 and 2001, respectively. Call center gross profit increased as a percentage of total revenue due to increased published fare commissions, including higher volume incentives and net service fee income.

     Operating Contribution. Operating contribution from Internet sales decreased $1.3 million to $2.2 million. The decrease in operating contribution was primarily due to higher advertising expenditures and to a lesser extent, increased technological costs related to enhancement of the Cheap Tickets website.

     Call center operating contribution increased $737,000, or 46.9% to $2.3 million. As a percentage of total call center revenue, operating contribution increased from 11.7% to 14.2% for the three months ended March 31, 2000 and 2001, respectively. Call center operating contribution increased due to higher gross profit and no percentage increase in expenses.

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


Liquidity and Capital Resources

     For the three months ended March 31, 2001, Cheap Tickets generated cash from operating activities of $11.6 million, compared with $12.6 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, cash generated from operating activities was comprised principally of net earnings of $1.2 million plus depreciation of $732,000, an increase in trade accounts payable of $9.4 million and net changes in working capital and other accounts. For the three months ended March 31, 2000, cash generated from operating activities was comprised principally of net earnings of $2.3 million plus depreciation of $637,000, an increase in accounts payable of $8.4 million and net changes in working capital and other accounts. The primary account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased less commissions earned. This is generally a significant balance and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

     For the three months ended March 31, 2001, Cheap Tickets received cash from investing activities of $2.0 million, while in the prior period it used cash in investing activities of $2.2 million. Cash received from investing activities for the three months ended March 31, 2001 included net sales of short-term marketable securities of $4.2 million and capital expenditures of $2.2 million. For the three months ended March 31, 2000, net purchases of short-term marketable securities were $2.0 million and capital expenditures were $283,000.

     At March 31, 2001, Cheap Tickets maintained on hand cash and cash equivalents of $53.5 million and short-term marketable securities of $96.5 million. Cheap Tickets' net working capital was $138.7 million. Cheap Tickets had outstanding long-term debt net of current installments of $485,000 and capital lease obligations of $1,665,000.

     In January 2000, Cheap Tickets completed its stock repurchase program. Cheap Tickets repurchased 1,037,288 shares of its outstanding common stock for an aggregate price of $14.7 million through periodic open market transactions. All funds required for the repurchase of common stock were obtained from available cash resources and marketable securities.

     Cheap Tickets believes that its current cash and cash equivalents, short-term marketable securities and anticipated cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future. If cash generated from internal operations is not sufficient to satisfy Cheap Tickets' liquidity requirements, Cheap Tickets may seek to acquire bank lines or sell additional equity or debt securities. The sale of convertible debt or equity securities could result in additional dilution to Cheap Tickets' stockholders. There is no assurance that financing will be available in amounts or on terms acceptable to Cheap Tickets, if at all.

Risks Associated with Forward-Looking Statements

     Forward-Looking Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate," "believe," "expect," "estimate," "project," "plan" and similar expressions. These forward-looking statements include statements relating to our expectations as to:

 .  an increasing portion of gross bookings and revenue in future periods will be represented by online gross bookings and online revenue;
 . the non-materiality of our interest rate exposure; and . sufficiency of our current cash and cash equivalents, short-term marketable securities and anticipated cash flow from operations to meet our anticipated cash needs for working capital, debt service and capital expenditures, at least for the foreseeable future.

  Management cautions that these forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities:

 .  the continued growth of online commerce and Internet infrastructure;
 .  our ability to enter into new supply agreements and to expand, enhance and renew existing supply agreements;
 .  our ability to maintain and renew our technological infrastructure and to maintain the security of our communications network;
 . our ability to obtain needed services from reliable third parties; and . the availability of sufficient liquidity and capital resources for the future.

  Some of these factors and additional risks and uncertainties are further discussed under the other factors identified in the "Risk Factors" section contained in our Annual Report on Form 10-K for the year ended December 31, 2000. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

 Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

 Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

 Not applicable.


Item 5.  OTHER INFORMATION

 Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits


10.22 Employment Agreement dated as of February 5, 2001, as amended, between Samuel D. Horgan and Cheap Tickets, Inc.

10.23 Promissory Note dated February 27, 2001 by Samuel D. Horgan to Cheap Tickets, Inc.


  (b)  Reports on Form 8-K


     During the quarter ended March 31, 2001, Cheap Tickets filed one report on Form 8-K dated February 27, 2001 regarding Regulation FD disclosure in connection with restated revenue information of Cheap Tickets for each quarterly period in the years ended 1999 and 2000.


                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHEAP TICKETS, INC.
                                       (Registrant)


                                          /s/ Michael J. Hartley
Date: May 14, 2001

                                             Michael J. Hartley
                                      Executive Chairman of the Board


                                           /s/ Sam E. Galeotos
Date: May 14, 2001

                                               Sam E. Galeotos
                                    President and Chief Executive Officer

                                            /s/ Samuel D. Horgan
Date: May 14, 2001

                                               Samuel D. Horgan
                           Chief Financial Officer and Vice President (Principal
                            Financial Officer and Principal Accounting Officer)