Form 10-Q
period 2001-06-30
CHEAP TICKETS INC
filed 2001-08-14
CIK 1076411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of August 13, 2001, the Registrant had 24,336,701 shares of Common Stock, $.001 par value per share, outstanding.

                                     INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).....................   3

         - Consolidated balance sheets at December 31, 2000 and June 30,
           2001............................................................   3

         - Consolidated statements of operations for the three and six
           months ended June 30, 2000 and 2001.............................   4

         - Consolidated statement of stockholders' equity for the
           six months ended June 30, 2001..................................   5

         - Consolidated statements of cash flows for the six
           months ended June 30, 2000 and 2001.............................   6

         - Notes to consolidated financial statements......................   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   9

Item 3.  Quantitative and Qualitative
         Disclosure about Market Risk......................................  15

PART II  OTHER INFORMATION.................................................  15

Item 1.  Legal Proceedings.................................................  15

Item 2.  Changes in Securities and Use of Proceeds.........................  15

Item 3.  Defaults Upon Senior Securities...................................  15

Item 4.  Submission of Matters to a Vote of Security Holders...............  15

Item 5.  Other Information.................................................  15

Item 6.  Exhibits and Reports on Form 8-K..................................  16

         SIGNATURES........................................................  16

All historical financial information contained in this Quarterly Report on Form 10-Q has been restated to comply with recently issued accounting standards as discussed on page 7 (see Note 1 to the Notes to Consolidated Financial Statements).

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              CHEAP TICKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                December 31,      June 30,
                                                                    2000            2001
                                                                -----------    -------------
                                                                                (unaudited)
                          ASSETS
Current Assets:
        Cash and cash equivalents                                  $ 40,325         $ 47,253
        Marketable securities                                       100,485          101,662
        Trade accounts and other receivables                          6,995            9,581
        Refundable income taxes                                         659              884
        Contract acquisition costs                                        -              886
        Ticket inventories                                              464              238
        Other current assets                                          2,119            3,059
                                                                   --------         --------
               Total current assets                                 151,047          163,563
Property and equipment, net                                          13,571           18,450
Contract acquisition costs                                                -            2,458
Other assets                                                          1,867            1,594
                                                                   --------         --------
                                                                   $166,485         $186,065
                                                                   ========         ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                           $  7,358         $ 21,052
        Accrued salaries                                              1,596            1,750
        Accrued vacation                                                680              870
        Accrued expenses and other liabilities                          837            1,328
        Current installments of long-term debt                           26               31
        Current installments of capital lease obligations             1,415            1,206
        Deferred revenue, current                                       400              400
                                                                   --------         --------
               Total current liabilities                             12,312           26,637
Long-term debt, excluding current installments                          491              474
Capital lease obligations, excluding current installments             1,961            1,468
Deferred revenue, noncurrent                                            800              600
Other noncurrent liabilities                                            126              211
                                                                   --------         --------
               Total liabilities                                     15,690           29,390

Stockholders' Equity:
Preferred stock, $0.01 par value as of December 31, 2000 and
 June 30, 2001.  Authorized 10,000 shares; Issued and
 Outstanding none at December 31, 2000 and June 30, 2001.                  -               -
Common stock, $.001 par value.  Authorized 70,000 shares;                 24              24
 Issued and outstanding 24,250 shares at December 31, 2000 and
 24,322 shares at June 30, 2001.
Additional paid-in capital                                          145,874          149,277
Unearned compensation                                                   (83)              (7)
Retained earnings                                                    19,720           22,121
Treasury stock, at cost-1,037 common shares at December 31,
 2000 and June 30, 2001                                             (14,740)         (14,740)
                                                                   --------         --------
               Total stockholders' equity                           150,795          156,675
                                                                   --------         --------
                                                                   $166,485         $186,065
                                                                   ========         ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                              CHEAP TICKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (unaudited)

                                                Three months ended     Six months ended
                                                      June 30,              June 30,
                                                ------------------    ------------------
                                                  2000      2001        2000       2001
                                                --------  --------    --------   -------
Revenue:
Non-published fares                             $ 17,233  $ 13,727    $ 30,145   $26,257
Commissions and bonuses                            8,763    11,936      15,025    21,953
Service fees and other                             3,583     2,838       5,640     5,165
                                                --------  --------    --------   -------
    Total revenue                                 29,579    28,501      50,810    53,375
Cost of sales                                      2,247     2,087       4,054     4,045
                                                --------  --------    --------   -------
Gross profit                                      27,332    26,414      46,756    49,330
Selling, general and administrative expenses      21,405    26,411      38,889    49,588
                                                --------  --------    --------   -------
Net operating income (loss)                        5,927         3       7,867      (258)
Other income (deductions):
    Interest and dividend income                   2,270     1,841       4,333     3,987
    Interest expense                                 (97)      (68)       (202)     (144)
    Other, net                                      (132)       53        (175)       38
                                                --------  --------    --------   -------
Earnings before income taxes                       7,968     1,829      11,823     3,623
Income taxes                                       3,069       608       4,611     1,222
                                                --------  --------    --------   -------
Net earnings                                    $  4,899  $  1,221    $  7,212   $ 2,401
                                                ========  ========    ========   =======
Income available to common shares               $  4,899  $  1,221    $  7,212   $ 2,401
                                                ========  ========    ========   =======
Basic earnings per common share                 $   0.21  $   0.05    $   0.31   $  0.10
                                                ========  ========    ========   =======
Average common shares outstanding                 23,171    23,254      23,137    23,243
                                                ========  ========    ========   =======
Diluted earnings per common share               $   0.21  $   0.05    $   0.31   $  0.10
                                                ========  ========    ========   =======
Average diluted common shares outstanding         23,542    23,796      23,561    23,646
                                                ========  ========    ========   =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                              CHEAP TICKETS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                                                Additional                                               Total
                                                 Common          Paid-In      Unearned        Retained    Treasury    Stockholders'
                                                  Stock          Capital     Compensation     Earnings      Stock       Equity
                                             ----------------   ---------    -----------     ---------    --------    -----------
                                              Shares   Amount
                                             -------   ------
Balance, December 31, 2000                    24,250   $   24   $ 145,874    $      (83)     $  19,720    $(14,740)   $   150,795

Net earnings                                      -        -           -             -           2,401          -           2,401

Exercise of stock options                         68       -           22            -              -           -              22

Income tax benefit of stock option                -        -           76            -              -           -              76
  compensation

Amortization and forfeiture of stock option       -        -           -             76             -           -              76
  compensation

Write-off of stock options                        -        -          (78)            -             -           -             (78)

Issuance of stock for BOD compensation            4        -           37             -             -           -              37

Issuance of stock warrants to Delta               -        -        3,346             -             -           -           3,346
                                             ------    ------   ---------    -----------     ---------    --------    -----------
Balance, June 30, 2001                       24,322    $   24   $ 149,277    $       (7)     $  22,121    $(14,740)   $   156,675
                                             ======    ======   =========    ===========     =========    ========    ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                              CHEAP TICKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                     Six months ended
                                                                          June 30,
                                                                    ------------------
                                                                      2000       2001
                                                                    -------    -------
Cash flows from operating activities:
   Net earnings                                                     $ 7,212    $ 2,401
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Deferred income taxes                                               -       (207)
      Depreciation and amortization                                   1,226      1,480
      Stock option compensation                                          21         (2)
      Amortization of discount on marketable securities                (151)      (171)
      Amortization of contract acquisition costs                          -        117
      Loss on sale or disposal of property and equipment                134         63
      Loss/(gain) on sale of marketable securities                       68        (80)
      Changes in:
        Trade accounts and other receivables                         (2,006)    (2,586)
        Refundable income taxes                                         356       (149)
        Ticket inventories                                              (82)       227
        Other current assets                                              1       (646)
        Other noncurrent assets                                        (138)       272
        Accounts payable                                             11,418     13,528
        Accrued salaries                                               (623)       154
        Accrued vacation                                                 80        190
        Income taxes payable                                          1,162          -
        Accrued expenses and other liabilities                          205        490
        Deferred revenue                                               (200)      (200)
        Other noncurrent liabilities                                    (16)        (3)
                                                                    -------    -------
           Net cash provided by operating activities                 18,667     14,878

Cash flows from investing activities:
      Capital expenditures                                             (779)    (6,257)
      Proceeds from sale of property and equipment                      105          -
      Purchase of marketable securities                             (75,449)   (82,192)
      Proceeds from sale of marketable securities                    80,254     81,267
                                                                    -------    -------
           Net cash provided by (used in) investing activities        4,131     (7,182)

Cash flows from financing activities:
      Proceeds from issuance of common stock, net of expenses paid       79         60
      Principal payments on long-term debt                             (121)       (13)
      Stock warrant issuance costs                                        -       (114)
      Principal payments on capital lease obligations                  (712)      (701)
                                                                    -------    -------
           Net cash used in financing activities                       (754)      (768)

           Net increase in cash                                      22,044      6,928

Cash and cash equivalents at beginning of period                     40,718     40,325
                                                                    -------    -------
Cash and cash equivalents at end of period                          $62,762    $47,253
                                                                    =======    =======
Supplemental cash flow information:
 Cash paid for:
  Interest                                                              202        144
  Income taxes                                                        3,093      1,225
Noncash investing and financing activities:
 Issuance of common stock warrant in connection with Delta
  contract acquisition                                                    -      3,460
 Stock option disqualifying disposition                                   -         76

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the notes thereto included in Cheap Tickets' Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results expected for the full fiscal year or for any future period.

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

                                         Three months ended     Six months ended
                                              June 30,              June 30,
                                         ------------------    ------------------
                                           2000      2001        2000      2001
Numerator:
  Income available to common shares...   $ 4,899    $ 1,221    $ 7,212    $ 2,401
                                         -------    -------    -------    -------
Denominator:
  Shares - basic......................    23,171     23,254     23,137     23,243
    Effect of Dilutive Securities:
     Common stock warrants............        --         48         --         --
     Stock options....................       371        494        424        403
                                         -------    -------    -------    -------
  Shares - diluted....................    23,542     23,796     23,561     23,646
                                         -------    -------    -------    -------
Basic earnings per share:.............   $  0.21    $  0.05    $  0.31    $  0.10
                                         =======    =======    =======    =======
Diluted earnings per share:...........   $  0.21    $  0.05    $  0.31    $  0.10
                                         =======    =======    =======    =======

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

Options to purchase 1,018,348 shares of common stock at a range of $12.5625 to $35.875 were outstanding during the three months ended June 30, 2001 but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common stock.

3. Restructuring Costs

On August 2, 2001, Cheap Tickets announced plans to close all but one of its retail stores and other corporate actions. Cheap Tickets will record pre-tax restructuring costs totaling $2.5 million in the third quarter of 2001 primarily for severance and asset write-offs.

4. Contract Acquisition Costs

On May 14, 2001, Cheap Tickets entered into a five-year agreement with Delta Air Lines, Inc ("Delta"). Cheap Tickets will receive excess Delta inventory that will be sold to customers at retail travel stores, call centers, and on the Internet. As part of the agreement, Cheap Tickets granted a stock warrant to acquire 1,626,426 shares of Cheap Tickets stock at $11.805 per share. The fair value of the warrant, $3.5 million, was determined by an independent appraisal and has been recorded as an intangible asset (contract acquisition costs). The warrant is being amortized over the life of the agreement. The equity instrument is accounted for in accordance with EITF 00-18 "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

5.   Subsequent Events

On August 13, 2001, the Company, Cendant Corporation, a Delaware Corporation ("Cendant") and Diamondhead Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Cendant, entered into an Agreement and Plan of Merger dated August 13, 2001 (the "Merger Agreement"), pursuant to which Cendant will commence a cash tender offer to purchase all of the Company's issued and outstanding shares of common stock, par value $.001 per share. The purchase price is $16.50 per share.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

Overview

Cheap Tickets is principally engaged in the sale of discount tickets for domestic leisure travel. A significant portion of our gross bookings have historically come from the sale of non-published fares, which Cheap Tickets acquires from airlines and resells to the public at a profit. Cheap Tickets purchases non-published fares only when it resells them to customers, so that it has no inventory carrying costs. On these fares, Cheap Tickets sets its resale prices to meet the demands of leisure travelers who are generally looking for the lowest price. Cheap Tickets also sells published fares for which it receives commissions from the airlines. Sales of non-published fares generally carry higher profit margins as a percentage of gross bookings than commissions on published fare bookings as a percentage of those bookings.

Cheap Tickets' revenue is generated by ticket sales through Cheap Tickets' five call centers, on-line through our website at www.cheaptickets.com, and to a
                                             --------------------
lesser extent through 10 walk-in retail stores. In the second quarter of 2001, gross bookings were derived approximately 59% from call centers and retail stores and 41% from online bookings. During this quarter, Cheap Tickets added approximately 2,354,200 registered online users. At June 30, 2001, we had approximately 13,138,500 online registered users. Cheap Tickets expects online gross bookings and revenue to represent an increasing portion of gross bookings and revenue in future periods.

In August 2001, we made a determination to close nine of our ten retail travel stores, primarily to reduce costs and improve efficiency as we shift resources to our growing call center and Internet business segments. These closures and other actions are expected to result in a one-time special charge in the third quarter of 2001 of approximately $2.5 million pre-tax, or a $0.07 effect on earnings per diluted share, due to the fulfillment of lease obligations, write-off of equipment and technical applications, and employee severance packages. These actions are expected to reduce expense by approximately $2 million annually in the future.

We expect to launch, in August 2001, our upgraded Web site, which will introduce e-ticketing, enhanced price-finding capabilities and improved customer-usability features.

Gross bookings represent the aggregate retail value of tickets sold under non-published fares and published fares. Cheap Tickets records as revenue in its statement of operations only the commissions earned by Cheap Tickets on the sale of published fares and gross profit on the sale of non-published fares. Our statement of gross bookings is not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, capacity to handle customer demand and efficiency of reservation agents. In addition, management believes that gross bookings provide a useful comparison between historical periods, and that year-to-year changes in such information provide a useful measure of market acceptance of Cheap Tickets' products.

Cheap Tickets' gross bookings are substantially comprised of airline ticket sales. For the three months ended June 30, 2001 and 2000, approximately 95% and 98% respectively, of gross bookings were derived from airline ticket sales. The remaining gross bookings were derived from sales of cruise tickets, auto rentals, hotel reservations and other travel related products. Cheap Tickets expects gross bookings from sources other than airline ticket sales to increase in future periods.

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

Cheap Tickets' selling, general and administrative expenses include all operating and corporate overhead. Major expense categories include compensation, advertising, communications, credit card bank fees, outside services and occupancy.

Subsequent Events

On August 13, 2001, the Company, Cendant Corporation, a Delaware Corporation ("Cendant") and Diamondhead Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Cendant, entered into an Agreement and Plan of Merger dated August 13, 2001 (the "Merger Agreement"), pursuant to which Cendant will commence a cash tender offer to purchase all of the Company's issued and outstanding shares of common stock, par value $.001 per share. The purchase price is $16.50 per share.

Results of Operations

Three months ended June 30, 2001 and June 30, 2000

Total revenue. Total revenue for the second quarter of 2001 decreased $1.1 million to $28.5 million, a 3.6% decrease compared to the second quarter of 2000. Revenue for the 2001 period was adversely affected by a lower-than-expected percentage of non-published airline ticket sales, which typically contribute more to the bottom line than published airfares. The shift in this mix was due primarily to technical errors on our Web site, a decline in call-handling ability at our call centers as call volume increased, and airline fare sales which reduced the competitiveness of our non-published inventory. Commissions and bonuses increased $3.2 million, or 36.2%, to $11.9 million in the 2001 quarter, primarily reflecting increased sales of published fares and a 97% increase in airline overrides from published fare sales and incentives received from our global distribution system, or GDS, on higher sales volumes. Commissions on published fare sales as a percentage of total revenue increased from 29.6% to 41.9%. Total gross bookings rose 20.6% to $232.8 million for the second quarter of 2001 compared to the same period in 2000.

Service fees and other revenues decreased $744,513 to $2.8 million. These revenues include gross service fees and banner advertising. The decrease was due primarily to our free service fee promotion on the Internet continuing through the second quarter of 2001 offset by increased amounts received from banner advertising.

Total revenue through call centers and retail operations increased $230,000, or 1.3%, to $18.4 million as a result of higher call volume due to increased advertising.

Total revenue from Internet sales decreased $1.3 million to $10.1 million. Total revenue through the Internet represented 35.6% of total revenue in the second quarter of 2001, compared with 38.7% in the second quarter of 2000. However, total Internet gross bookings for the second quarter of 2001 increased 30.3% over the second quarter of 2000 to $98.0 million. The decrease in total revenue from Internet sales was primarily the result of a higher proportion of published fares sold in the second quarter of 2001 compared with the same period in 2000, which generally carry lower commissions compared to gross profit on non-published fare sales.

Gross Profit. Gross profit for the second quarter of 2001 decreased $918,000, or 3.4%, to $26.4 million, compared to the second quarter of 2000. This decrease was primarily attributable to reduced service fees collected due to the free service fee promotion on Internet sales and an increase in lower profit published fare sales. This quarter also included amortization of the warrant we issued to Delta Air Lines, which accounted for approximately 47.5% of the total decrease in gross profit. As a percentage of total revenue, gross profit increased from 92.4% in the 2001 quarter compared to 92.7% for the 2000 period.

Selling, General and Administrative Expenses. For the three months ended June 30, 2001, selling, general and administrative expenses increased $5.0 million, or 23.4%, to $26.4 million, and increased as a percentage of total revenue from 72.4% to 92.7%. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to increased technology related expenses and higher compensation costs. Total advertising expenses were $320,000 higher for the three months ended June 30, 2001 compared to the same quarter in 2000.

Net Earnings. Net earnings for the three months ended June 30, 2001 decreased $3.7 million, or 75.1% to $1.2 million. The decrease reflected increased expenditures related to staffing, outside services, and technological infrastructure related to Company initiatives.

Six months ended June 30, 2001 and June 30, 2000

Total Revenue. Total revenue for the six months ended June 30, 2001 increased $2.6 million to $53.4 million, a 5.0% increase compared to the six months ended June 30, 2000. Commissions and bonuses increased $6.9 million, or 46.1%, to $22.0 million, offset by decreases in commissions on non-published fares of $3.9 million and services fees of $1.1 million. The $6.9 million increase in commissions and bonuses primarily reflected a 64.1% increase in commissions on published fares and a 27.9% increase in airline overrides and GDS incentive payments. The decrease in commissions on non-published fares was due primarily to technical errors on our Web site, a decline in call-handling ability at our call centers as call volume increased, and airline fare sales that reduced the competitiveness of our non-published inventory. Total gross bookings rose to $424.8 million for the six months ended June 30, 2001, an increase of 20.8% compared to the six months ended June 30, 2000.

Gross Profit. Gross profit for the six months ended June 30, 2001 increased $2.6 million, or 5.5%, to $49.3 million. The increase was due primarily to increased commissions on published fare sales, including higher airline overrides and GDS commission fees, offset by a reduction in service fees due to our free service fee promotion on the Internet.

Selling, General and Administrative Expenses. For the six months ended June 30, 2001, selling, general and administrative expenses increased $10.7 million, or 27.5%, to $49.6 million and increased as a percentage of revenue from 76.5% to 92.9%. The increase as a percentage of revenue was primarily the result of increases in compensation, advertising, telephone, and technology related expenses due to the enhancements of our technology platform and proposed new Web site. Advertising expenses increased $2.5 million, representing an increase from 19.1% to 22.8% of total revenue, reflecting the new marketing strategy implemented in the first quarter of 2001.

Net Earnings. Net earnings for the six months ended June 30, 2001 decreased $4.8 million, or 66.7%, to $2.4 million. The decrease primarily reflected increased expenditures related to staffing, advertising, telephone and technological infrastructure related to Company initiatives.

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

                                                     Total revenue by segment
                                                     ------------------------

                           Three Months Ended June 30,                          Six Months Ended June 30,
                 ----------------------------------------------    -----------------------------------------------
                        2001                        2000                   2001                      2000
                 ----------------------------------------------    -----------------------------------------------
                     In       Percent       In        Percent          In       Percent        In         Percent
                  Thousands   of Total   Thousands    of Total      Thousands   of Total    Thousands     of Total
                 ----------------------------------------------    -----------------------------------------------
Segments
--------
Internet           $ 10,142     36%     $  11,449        39%        $ 18,802      35%       $ 19,245        38%
Call Center/
Other                18,359     64%        18,130        61%          34,573      65%         31,565        62%
                 ----------------------------------------------    -----------------------------------------------
  Total revenue    $ 28,501    100%    $   29,579       100%        $ 53,375     100%       $ 50,810       100%
                 ==============================================    ===============================================

                                                     Gross profit by segment
                                                     -----------------------

                           Three Months Ended June 30,                          Six Months Ended June 30,
                 ----------------------------------------------    -----------------------------------------------
                        2001                        2000                   2001                      2000
                 ----------------------------------------------    -----------------------------------------------
                     In       Percent       In        Percent          In       Percent        In         Percent
                  Thousands   of Total   Thousands    of Total      Thousands   of Total    Thousands     of Total
                 ----------------------------------------------    -----------------------------------------------
Segments
Internet           $   8,940     34%     $ 10,429        38%        $ 16,554      34%       $ 17,492        37%
Call Center/
Other                 17,474     66%       16,903        62%          32,776      66%         29,264        63%
                 ----------------------------------------------    -----------------------------------------------
  Gross profit     $  26,414    100%     $ 27,332       100%        $ 49,330     100%       $ 46,756       100%
                 ==============================================    ===============================================

                                                 Operating contribution by segment
                                                 ---------------------------------

                           Three Months Ended June 30,                          Six Months Ended June 30,
                 ----------------------------------------------    -----------------------------------------------
                          2001                    2000                     2001                      2000
                 ----------------------------------------------    -----------------------------------------------
                     In       Percent       In        Percent          In       Percent        In         Percent
                  Thousands   of Total   Thousands    of Total      Thousands   of Total    Thousands     of Total
                 ----------------------------------------------    -----------------------------------------------
Segments
--------
Internet           $  2,422      50%     $ 4,992         57%        $  4,633      49%       $  8,525        62%
Call Center/
Other                 2,433      50%       3,763         43%           4,742      51%          5,334        38%
                 ----------------------------------------------    -----------------------------------------------
   Operating
    contribution   $  4,855     100%     $ 8,755        100%        $  9,375     100%       $ 13,859       100%
                 ==============================================    ===============================================

        Three Months Ended June 30, 2001 and June 30, 2000 by Segment

Total Revenue. Total revenue through the Internet decreased $1.3 million, or 11.4% to $10.1 million. Total revenue through the Internet represented 35.6% of total revenue for the second quarter of 2001 compared to 38.7% for the second quarter of 2000. This decrease in the proportion of revenue was the result of increases in sales of published fares for the second quarter 2001, compared to the same period last year. Published fare commissions are generally lower as a percentage of bookings than gross profit on non-published fare bookings. Gross bookings increased as a result of a targeted advertising campaign, growing acceptance of Internet commerce, and a significant increase in registered users to our website. Total Internet gross bookings for the second quarter increased 30.3% over the second quarter 2000 to $98.0 million.

Total revenue through call centers and retail operations increased $230,000, or 1.3%, to $18.4 million due primarily to higher call volume from increased advertising expenses.

Gross Profit. Gross profit from Internet sales decreased $1.5 million, or 14.3% to $8.9 million. As a percentage of total revenue, Internet gross profit decreased from 91.1% to 88.2%. The decrease was mainly the result of a free service fee promotion on Internet sales continuing through the second quarter of 2001.

Call center gross profit increased $570,000, or 3.4% to $17.5 million. As a percentage of total revenue, gross profit from call centers increased from 93.2% to 95.2% for the three months ended June 30, 2000 and 2001, respectively. Call center gross profit increased as a percentage of total revenue due to increased published fare commissions, including higher volume incentives and net service fee income.

Operating Contribution. Operating contribution from Internet sales decreased $2.6 million or 51.5% to $2.4 million. The decrease in operating contribution was primarily due to higher advertising expenditures and to a lesser extent, increased technological costs related to enhancement of the Cheap Tickets website.

Call center operating contribution decreased $1.3 million, or 35.3% to $2.4 million. As a percentage of total call center revenue, operating contribution decreased from 20.8% to 13.3% for the three months ended June 30, 2000 and 2001, respectively. As a percentage of total call center revenue, operating expenses increased from 72.5% to 81.9% reflecting higher compensation, telephone and outside service costs.

Six Months Ended June 30, 2001 and June 30, 2000 by Segment

Total Revenue. Total revenue through the Internet decreased $443,000, or 2.3% to $18.8 million. Total revenue through the Internet represented 35.2% of total revenue for the first six months of 2001 compared to 37.9% for the first six months of 2000. This decrease in the proportion of revenue was the result of increases in sales of published fares for the first six months of 2001, compared to the same period last year. Commissions on public fares are generally lower as a percentage of bookings than gross profit on non-published fare bookings. Gross bookings increased as a result of a targeted advertising campaign, growing acceptance of Internet sales of air transportation, and a significant increase in registered users to our web site. Total Internet gross bookings for the six months ended June 30, 2001 increased 29.9% over the six months ended June 30, 2000 to $175.7 million.

Total revenue through call centers and retail operations increased $3.0 million, or 9.5%, to $34.6 million due to increased call volume resulting from increased advertising.

Gross Profit. Gross profit from Internet sales decreased $938,000, or 5.4% to $16.6 million. As a percentage of total revenue, Internet gross profit decreased from 90.9% to 88.0%. The decrease was mainly the result of a free service fee promotion on Internet sales continuing through the second quarter of 2001 and increased published fare commissions in the sales mix.

Call center gross profit increased $3.5, or 12.0% to $32.8 million. As a percentage of total revenue, gross profit from call centers increased from 92.7% to 94.8% for the six months ended June 30, 2000 and 2001, respectively. Call center gross profit increased as a percentage of total revenue due to increased sales volumes, higher volume incentives and higher service fee income.

Operating Contribution. Operating contribution from Internet sales decreased $3.9 million, or 45.7% to $4.6 million. The decrease in operating contribution was primarily due to higher advertising expenditures and to a lesser extent, increased technological costs related to enhancement of the Cheap Tickets web site.

Call center operating contribution decreased $592,000, or 11.1% to $4.7 million. As a percentage of total call center revenue, operating contribution decreased from 16.9% to 13.7% for the six months ended June 30, 2000 and 2001, respectively. Call center operating contribution decreased due to higher operating expenses, particularly compensation, telephone, and outside services.

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

Liquidity and Capital Resources

For the six months ended June 30, 2001, Cheap Tickets generated cash from operating activities of $14.8 million, compared with $18.7 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, cash generated from operating activities was comprised principally of net earnings of $2.4 million plus depreciation of $1.5 million, an increase in accounts payable of $13.5 million and net changes in working capital and other accounts. For the six months ended June 30, 2000, cash generated from operating activities was comprised principally of net earnings of $7.2 million plus depreciation of $1.2 million, an increase in accounts payable of $11.4 million and net changes in working capital and other accounts. The primary account payable is the weekly settlement to the Airline Reporting Corporation for airline tickets purchased less commissions earned. This is generally a significant balance and the timing of the current payment relative to month-end can cause fluctuations in month-end balances.

For the six months ended June 30, 2001, Cheap Tickets used cash in investing activities of $7.2 million, while in the prior period it received cash from investing activities of $4.1 million. Cash used for investing activities for the six months ended June 30, 2001 included net purchases of short-term marketable securities of $925,000 and capital expenditures of $6.3 million. For the six months ended June 30, 2000, net proceeds of short-term marketable securities were $4.8 million and capital expenditures were $779,000.

At June 30, 2001, Cheap Tickets maintained on hand cash and cash equivalents of $47.3 million and short-term marketable securities of $101.7 million. Cheap Tickets' net working capital was $136.9 million. Cheap Tickets had outstanding long-term debt net of current installments of $474,000 and capital lease obligations net of current installments of $1.5 million.

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

  . an increasing portion of gross bookings will come from sources other than airline ticket sales;

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

     Some of these factors and additional risks and uncertainties are further discussed under the other factors identified in the "Risk Factors" section contained in our Annual Report on Form 10-K for the year ended December 31, 2000. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward- looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

General

     There are several risks and uncertainties that may affect the future operating results, business and financial condition of Cheap Tickets, including, without limitation: (1) the risk of reduction in consumer demand for Cheap Tickets' products; (2) the risk of loss of one or more of the major airline carriers with whom Cheap Tickets does business; (3) the risk that Cheap Tickets may not be able to continue to provide its products at prices which are competitive or that it can continue to market its products in a manner that appeals to consumers even if price-competitive; (4) the risk that Cheap Tickets may not be able to obtain its products on substantially similar terms, including cost, in order to sustain its operating margins; (5) the risks associated with the exercise of management's discretion in the use of proceeds from the initial and secondary public offerings; and (6) the risks inherent in legal proceedings. Readers are encouraged to refer to Cheap Tickets' Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of Cheap Tickets' business and the risks and opportunities attendant thereto.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.15+ Sabre Travelbase System Lease Agreement (United States) between Sabre Inc. and the Company, dated October 21, 1999.

     10.24+ General Agreement, dated May 14, 2001, by and between the Company and Delta Air Lines, Inc.

     10.25+  Warrant dated May 14, 2001 from the Company to Delta Air Lines,
             Inc.

     10.26+ Corporate Master Agreement between Vignette Corporation and the Company effective October 31, 2000.

     10.27+ Consolidator Agreement dated January 1, 2001 between America West Airlines, Inc. and the Company.

     10.28 Sublease Agreement between Customer Communications Center, Inc. and the Company effective as of June 6, 2001.

     + Portions have been omitted pursuant to a confidential treatment request.


(b)  Reports on Form 8-K

     During the quarter ended June 30, 2001, Cheap Tickets filed the following reports on Form 8-K:

     . Current Report on Form 8-K dated May 15, 2001 regarding a press release issued by the Company announcing a strategic alliance with Delta Air Lines disclosed under Item 5.

     . Current Report on Form 8-K dated June 25, 2001 regarding a press release issued by the Company reporting preliminary results for the second quarter ending June 30, 2001 disclosed under Item 5.


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHEAP TICKETS, INC.
                                     (Registrant)


                                             /s/ Samuel D. Horgan

Date: August 13, 2001
                                                 Samuel D. Horgan
                           Chief Financial Officer and Vice President (Principal
                            Financial Officer and Principal Accounting Officer)